Form 10-Q
period 2020-09-25
Vontier Corp
filed 2020-10-30
CIK 1786842

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 25, 2020

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39483
 ________________________________________________
Vontier Corporation
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	84-2783455
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
5420 Wade Park Boulevard, Suite 206
Raleigh, NC 27607
(Address of principal executive offices)
Registrant’s telephone number, including area code: (984) 247-8308

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	VNT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 23, 2020 was 168,378,725.

VONTIER CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)

	September 25, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Accounts receivable less allowance for credit losses of $41.1 million and $32.2 million at September 25, 2020 and December 31, 2019, respectively	$431.1	$490.6
Inventories:
Finished goods	87.8	95.8
Work in process	18.4	25.2
Raw materials	111.4	103.1
Total inventories	217.6	224.1
Prepaid expenses and other current assets	107.6	110.5
Total current assets	756.3	825.2
Property, plant and equipment, net of accumulated depreciation of $234.7 million and $225.3 million at September 25, 2020 and December 31, 2019, respectively	94.7	101.9
Operating lease right-of-use assets	39.9	37.8
Long-term financing receivables less allowance for credit losses of $36.0 million and $24.1 million at September 25, 2020 and December 31, 2019, respectively	243.5	259.0
Other assets	159.7	172.9
Goodwill	1,058.7	1,157.8
Other intangible assets, net	250.9	274.3
Total assets	$2,603.7	$2,828.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$12.9	$16.8
Trade accounts payable	356.3	318.6
Current operating lease liabilities	11.1	12.8
Accrued expenses and other current liabilities	325.1	319.3
Total current liabilities	705.4	667.5
Long-term operating lease liabilities	29.5	25.2
Other long-term liabilities	281.4	295.5
Long-term debt	—	24.6
Equity:
Preferred stock -- 15,000,000 authorized shares; no par value; and none issued and outstanding	—	—
Common stock -- 1,985,000,000 and 1,000 shares authorized at September 25, 2020 and December 31, 2019, respectively; $.0001 par value; and 1,000 shares issued and outstanding at September 25, 2020 and December 31, 2019	—	—
Net Parent investment	1,445.8	1,662.5
Accumulated other comprehensive income	137.3	148.7
Total stockholders’ equity	1,583.1	1,811.2
Noncontrolling interests	4.3	4.9
Total equity	1,587.4	1,816.1
Total liabilities and equity	$2,603.7	$2,828.9
See the accompanying Notes to the Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Sales:
Sales of products	$686.0	$639.7	$1,713.9	$1,813.0
Sales of services	60.7	74.7	175.7	215.8
Total sales	746.7	714.4	1,889.6	2,028.8
Cost of sales:
Cost of product sales	(367.0)	(359.9)	(926.0)	(988.5)
Cost of service sales	(48.4)	(46.5)	(138.2)	(175.1)
Total cost of sales	(415.4)	(406.4)	(1,064.2)	(1,163.6)
Gross profit	331.3	308.0	825.4	865.2
Operating costs:
Selling, general and administrative expenses	(121.1)	(118.3)	(356.0)	(362.9)
Research and development expenses	(31.6)	(34.8)	(93.7)	(102.0)
Impairment of goodwill	—	—	(85.3)	—
Operating profit	178.6	154.9	290.4	400.3
Non-operating income (expense):
Interest (expense) income, net	(0.2)	2.9	(0.8)	5.1
Other non-operating expenses	(0.1)	(0.2)	(0.4)	(0.6)
Earnings before income taxes	178.3	157.6	289.2	404.8
Income tax expense	(37.3)	(36.6)	(84.0)	(94.5)
Net earnings	$141.0	$121.0	$205.2	$310.3

Net earnings per share:
Basic and diluted	$0.84	$0.72	$1.22	$1.84
Average common stock and common equivalent shares outstanding:
Basic and diluted	168.4	168.4	168.4	168.4
See the accompanying Notes to the Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net earnings	$141.0	$121.0	$205.2	$310.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	14.3	(15.8)	(13.3)	(10.1)
Other adjustments	0.1	0.1	1.9	0.3
Total other comprehensive income (loss), net of income taxes	14.4	(15.7)	(11.4)	(9.8)
Comprehensive income	$155.4	$105.3	$193.8	$300.5
See the accompanying Notes to the Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ in millions)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)	Net Parent Investment	Noncontrolling Interests

Balance, December 31, 2019	$148.7	$1,662.5	$4.9
Adoption of accounting standard	—	(16.9)	—
Balance, January 1, 2020	$148.7	$1,645.6	$4.9
Net earnings for the period	—	(4.2)	—
Net transfers to Parent	—	(13.1)	—
Non-cash settlement of net related-party borrowings	—	(1.0)	—
Other comprehensive loss	(44.5)	—	—
Stock-based compensation expense	—	3.6	—
Change in noncontrolling interests	—	—	(1.1)
Balance, March 27, 2020	$104.2	$1,630.9	$3.8
Net earnings for the period	—	68.4	—
Net transfers to Parent	—	(170.1)	—
Non-cash settlement of related-party borrowings	—	0.2	—
Other comprehensive income	18.7	—	—
Stock-based compensation expense	—	6.0	—
Change in noncontrolling interests	—	—	0.5
Balance, June 26, 2020	$122.9	$1,535.4	$4.3
Net earnings for the period	—	141.0	—
Net transfers to Parent	—	(236.7)	—
Other comprehensive income	14.4	—	—
Stock-based compensation expense	—	6.1	—
Balance, September 25, 2020	$137.3	$1,445.8	$4.3
See the accompanying Notes to the Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ in millions)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)	Net Parent Investment	Noncontrolling Interests

Balance, January 1, 2019	$126.3	$1,663.5	$3.1
Net earnings for the period	—	76.4	—
Net transfers to Parent	—	(47.1)	—
Other comprehensive income	2.6	—	—
Stock-based compensation expense	—	2.8	—
Change in noncontrolling interests	—	—	0.4
Balance, March 29, 2019	$128.9	$1,695.6	$3.5
Net earnings for the period	—	112.9	—
Net transfers to Parent	—	(110.5)	—
Other comprehensive income	3.3	—	—
Stock-based compensation expense	—	3.4	—
Balance, June 28, 2019	$132.2	$1,701.4	$3.5
Net earnings for the period	—	121.0	—
Net transfers to Parent	—	(127.1)	—
Non-cash settlement of related-party borrowings	—	(144.2)	—
Other comprehensive loss	(15.7)	—	—
Stock-based compensation expense	—	3.6	—
Change in noncontrolling interests	—	—	0.7
Balance, September 27, 2019	$116.5	$1,554.7	$4.2
See the accompanying Notes to the Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 25, 2020	September 27, 2019
Cash flows from operating activities:
Net earnings	$205.2	$310.3
Non-cash items:
Depreciation	37.8	38.4
Amortization	21.8	24.1
Stock-based compensation expense	15.7	9.8
Impairment of goodwill	85.3	—
Change in deferred income taxes	(8.6)	(1.5)
Change in trade accounts receivable, net	(51.2)	(104.6)
Change in long-term financing receivables, net	104.4	99.3
Change in inventories	4.4	2.6
Change in trade accounts payable	37.9	(19.7)
Change in prepaid expenses and other assets	6.3	0.6
Change in accrued expenses and other liabilities	21.6	(37.0)
Net cash provided by operating activities	480.6	322.3
Cash flows from investing activities:
Cash paid for investments	(9.5)	(4.1)
Payments for additions to property, plant and equipment	(27.3)	(27.0)
Proceeds from sale of property	0.5	—
Net cash used in investing activities	(36.3)	(31.1)
Cash flows from financing activities:
Net repayments of related-party borrowings	(23.4)	(0.3)
Net (repayments of) proceeds from short-term borrowings	(3.5)	3.6
Net transfers to Parent	(419.9)	(284.7)
Other financing activities	(0.7)	(5.4)
Net cash used in financing activities	(447.5)	(286.8)
Effect of exchange rate changes on cash and equivalents	3.2	(4.4)
Net change in cash and equivalents	—	—
Beginning balance of cash and equivalents	—	—
Ending balance of cash and equivalents	$—	$—
See the accompanying Notes to the Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Nature of Business
Vontier Corporation (“Vontier”, the “Company”, “we”, “us” or “our”) offers critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. The Company supplies a wide range of mobility technologies and diagnostics and repair technologies solutions spanning advanced environmental sensors, fueling equipment, field payment, hardware, remote management and workflow software, vehicle tracking and fleet management software-as-service solutions, professional vehicle mechanics’ and technicians’ equipment and traffic priority control systems. The Company markets its products and services to retail and commercial fueling operators, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.
Vontier operates through one reportable segment comprised of two operating segments: (i) mobility technologies, which is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management and traffic management, and (ii) diagnostics and repair technologies, which manufactures and distributes vehicle repair tools, toolboxes and automotive diagnostic equipment and software and a full line of wheel-service equipment. Given the interrelationships of the products, technologies and customers and the resulting similar long-term economic characteristics, we meet the aggregation criteria and have combined our two operating segments into a single reportable segment. Historically, these businesses had operated as part of Fortive Corporation’s Industrial Technologies reportable segment.
On October 9, 2020, Fortive Corporation (“Fortive” or “Parent”) completed the separation of Fortive’s Industrial Technologies businesses through a pro rata distribution of 80.1% of the outstanding common stock of Vontier to Fortive’s stockholders (the “Separation”). Refer to “Note 13. Subsequent Events” for additional information regarding the Separation.
In addition, on September 28, 2020, the 1,000 shares of Vontier common stock held by Fortive were recapitalized into 168,378,946 shares of Vontier common stock held by Fortive. All per share amounts in the Combined Condensed Statement of Earnings have been retroactively adjusted to give effect to this recapitalization.

Basis of Presentation
Vontier has historically operated as part of Fortive and not as a stand-alone company. The financial statements have been derived from Fortive’s historical accounting records and are presented on a carved-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as components of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Fortive’s corporate office and from other Fortive businesses to us and allocations of related assets, liabilities, and Parent investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Fortive. Refer to additional discussion of related party allocations in “Note 11. Related Party Transactions.”
As part of Fortive, we were dependent upon Fortive for all of our working capital and financing requirements as Fortive uses a centralized approach to cash management and financing of its operations. Financial transactions with Fortive relating to the Company are accounted for through the Net Parent investment account. Accordingly, none of Fortive’s cash and equivalents or debt at the corporate level has been assigned to us in the accompanying Combined Condensed Financial Statements.
Net Parent investment, which includes retained earnings, represents Fortive’s interest in the recorded net assets of Vontier. All significant transactions between Vontier and Fortive have been included in the accompanying Combined Condensed Financial Statements for the three and nine months ended September 25, 2020 and September 27, 2019. Transactions with Fortive are reflected in the accompanying Combined Condensed Statements of Changes in Equity as “Net transfers to Parent” and included in the accompanying Combined Condensed Balance Sheets within “Net Parent investment.”

As part of Fortive, we engaged in intercompany financing transactions (“Related-Party Borrowings”). Transactions between Vontier and Fortive have been included in the accompanying Combined Condensed Financial Statements for all periods presented. These transactions were settled prior to the Separation. All other intercompany accounts and transactions between the operations comprising Vontier have been eliminated in the accompanying Combined Condensed Financial Statements for the three and nine months ended September 25, 2020 and September 27, 2019.

Unaudited Interim Financial Information

The interim Combined Condensed Financial Statements include the accounts of the Company. These Combined Condensed Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or “GAAP”, for the preparation of carved-out Combined Condensed Financial Statements and are unaudited. In the opinion of Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim Combined Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Combined Financial Statements and related notes included in the Company’s Form 10-12B/A filed on September 21, 2020.
Reclassification
A reclassification of certain prior year amounts has been made to conform to current year presentation reflecting a reclassification of $3.5 million from Long-term financing receivables less allowance for credit losses to Other assets.

NOTE 2. FINANCING RECEIVABLES
The Company’s financing receivables are comprised of commercial purchase security agreements with the Company’s end customers (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”). Financing receivables are generally secured by the underlying tools and equipment financed.
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses and is insignificant as of September 25, 2020 and December 31, 2019.
The components of financing receivables with payments due in less than twelve months that are recorded in Accounts receivable less allowance for credit losses on the Combined Condensed Balance Sheets were as follows:

($ in millions)	September 25, 2020	December 31, 2019
Gross current financing receivables:
PSAs	$97.7	$104.6
Franchisee Notes	14.8	15.7
Current financing receivables, gross	$112.5	$120.3

Allowance for credit losses:
PSAs	$15.0	$10.0
Franchisee Notes	7.1	7.2
Total allowance for credit losses	22.1	17.2
Total current financing receivables, net	$90.4	$103.1

Net current financing receivables:
PSAs, net	$82.7	$94.6
Franchisee Notes, net	7.7	8.5
Total current financing receivables, net	$90.4	$103.1

The components of financing receivables with payments due beyond one year were as follows:

($ in millions)	September 25, 2020	December 31, 2019
Gross long-term financing receivables:
PSAs	$221.3	$222.9
Franchisee Notes	58.2	60.2
Long-term financing receivables, gross	$279.5	$283.1

Allowance for credit losses:
PSAs	$30.4	$19.4
Franchisee Notes	5.6	4.7
Total allowance for credit losses	36.0	24.1
Total long-term financing receivables, net	$243.5	$259.0

Net long-term financing receivables:
PSAs, net	$190.9	$203.5
Franchisee Notes, net	52.6	55.5
Total long-term financing receivables, net	$243.5	$259.0

Net deferred origination costs were insignificant at September 25, 2020 and December 31, 2019. At September 25, 2020 we had a net unamortized discount on our financing receivables of $18.6 million. The net unamortized discount at December 31, 2019 was $19.3 million.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of September 25, 2020 and December 31, 2019 were insignificant.
Credit score and distributor tenure are the primary indicators of credit quality for the Company’s financing receivables. Depending on the contract, payments for financing receivables are due on a monthly or weekly basis. Weekly payments are converted into a monthly equivalent for purposes of calculating delinquency. Delinquencies are assessed at the end of each month following the monthly equivalent due date and are considered delinquent once past due.
The amortized cost basis of PSAs and Franchisee Notes by origination year as of September 25, 2020, is as follows:

($ in millions)	2020	2019	2018	2017	2016	Prior	Total
PSAs
Credit Score:
Less than 400	$14.1	$12.0	$5.6	$2.6	$0.8	$0.4	$35.5
400-599	20.6	15.9	8.6	3.8	1.3	0.6	50.8
600-799	42.2	30.5	16.1	7.6	2.8	0.7	99.9
800+	59.6	40.6	21.2	8.6	2.4	0.4	132.8
Total PSAs	$136.5	$99.0	$51.5	$22.6	$7.3	$2.1	$319.0

Franchisee Notes
Active distributors	$15.9	$22.4	$10.0	$6.5	$3.4	$4.5	$62.7
Separated distributors	0.1	1.1	1.6	1.5	2.0	4.0	10.3
Total Franchisee Notes	$16.0	$23.5	$11.6	$8.0	$5.4	$8.5	$73.0

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
September 25, 2020	$3.1	$1.6	$6.7	$11.4	$307.6	$319.0	$6.7
December 31, 2019	3.7	1.9	7.2	12.8	314.7	327.5	7.2
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of September 25, 2020 and December 31, 2019.
Uncollectable Status
PSAs are deemed uncollectable and written-off when they are both contractually delinquent and no payment has been received for 180 days.
Franchisee Notes are deemed uncollectable and written-off after a distributor separates and no payments have been received for one year.
The Company stops accruing interest and other fees associated with financing receivables when (i) a customer is placed in uncollectable status and repossession efforts have begun; (ii) upon receipt of notification of bankruptcy; (iii) upon notification of the death of a customer; or (iv) other instances in which management concludes collectability is not reasonably assured.
Adoption of New Accounting Standard
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including financing and trade accounts receivables. On January 1, 2020, we adopted ASU 2016-13 and recognized in our Combined Condensed Balance Sheets as of January 1, 2020 an increase in the allowance for trade accounts and financing receivables of $22.1 million with a corresponding net of tax adjustment to beginning retained earnings of $16.9 million.
Results for reporting periods beginning January 1, 2020 reflect the adoption of ASU 2016-13, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting practices.

Prior to the adoption of ASU 2016-13 on January 1, 2020, we recognized an allowance for incurred losses when they were probable based on many quantitative and qualitative factors, including delinquency. After the adoption of ASU 2016-13, we estimate our allowance to reflect expected credit losses over the remaining contractual life of the asset. We pool assets with similar risk characteristics for this measurement based on attributes which includes asset type, duration, and/or credit risk rating. The future expected losses of each pool are estimated based on numerous quantitative and qualitative factors reflecting management’s estimate of collectability over the remaining contractual life of the pooled assets, including:

•portfolio duration;
•historical, current, and forecasted future loss experience by asset type;
•historical, current, and forecasted delinquency and write-off trends;
•historical, current, and forecasted economic conditions; and
•historical, current, and forecasted credit risk.
Expected credit losses of the assets originated during the three and nine months ended September 25, 2020, as well as changes to expected losses during the same period, are recognized in earnings for the periods ended September 25, 2020.

As a result of the adoption of ASU 2016-13, we have updated our significant accounting policy related to trade accounts and financing receivables and allowances for credit losses from what was previously disclosed in its audited financial statements for the year ended December 31, 2019 as follows:

All trade accounts and financing receivables are reported in the accompanying Combined Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade accounts and financing receivable portfolios over the life of the underlying assets. Determination of the allowances requires management to exercise judgment about the severity of credit losses, which includes judgments regarding the risk profile of each underlying receivable and expectations regarding the impact of current and future economic conditions on the creditworthiness of its customers. We regularly perform detailed reviews of its portfolios to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, payment experience, credit bureau information, and economic conditions. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on accounts that were previously written off increase the allowances.

Recent deterioration in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts and financing receivables. We did not realize notable increases in loss rates and delinquencies during the three and nine months ended September 25, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customers’ ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the three and nine months ended September 25, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write off additional receivable balances, which would adversely impact our net earnings and financial condition.
Allowance for Credit Losses related to Financing Receivables
The Company calculates the allowance for credit losses considering several factors, including the aging of its financing receivables, historical credit loss and portfolio delinquency experience and current economic conditions. The Company also evaluates financing receivables with identified exposures, such as customer defaults, bankruptcy or other events that make it unlikely it will recover the amounts owed to it. In calculating such reserves, the Company evaluates expected cash flows, including estimated proceeds from disposition of collateral, and calculates an estimate of the potential loss and the probability of loss. When a loss is considered probable on an individual financing receivable, a specific reserve is recorded.

The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowances for credit losses related to financing receivables as of September 25, 2020 and December 31, 2019:

	September 25, 2020			December 31, 2019
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Balance at beginning of year	$29.4	$11.9	$41.3	$29.6	$14.2	$43.8
Transition adjustment	17.5	1.0	18.5	—	—	—
Provision for doubtful accounts	22.1	5.0	27.1	26.4	4.5	30.9
Write-offs	(25.7)	(5.3)	(31.0)	(28.2)	(7.2)	(35.4)
Recoveries of amounts previously charged off	2.1	0.1	2.2	1.6	0.4	2.0
Balances at end of period	$45.4	$12.7	$58.1	$29.4	$11.9	$41.3
The ending balance as of September 25, 2020 of $58.1 million is included in the Combined Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $22.1 million and $36.0 million, respectively. The ending balance as of December 31, 2019 of $41.3 million is included in the Combined Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $17.2 million and $24.1 million, respectively.
Allowance for Credit Losses related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of September 25, 2020:

($ in millions)
Cost basis of trade accounts receivable at September 25, 2020	$359.7

Allowance for credit losses balance at December 31, 2019	15.0
Adoption of new accounting standard	3.6
Provision for credit losses	6.6
Write-offs	(6.3)
FX and other	0.1
Allowance for credit losses balance at September 25, 2020	19.0
Net trade accounts receivable balance at September 25, 2020	$340.7

NOTE 3. GOODWILL
The following is a rollforward of our carrying value of goodwill ($ in millions):

Balance, December 31, 2019	$1,157.8
Impairment charge	(85.3)
FX translation & other	(13.8)
Balance, September 25, 2020	$1,058.7

Impairment Charge
We test goodwill for impairment annually in the fourth quarter of each year and may review goodwill in interim periods if certain events occur or circumstances change. Based on our most recent annual impairment assessment, we concluded that the goodwill for our five reporting units was not impaired as of December 31, 2019.
The results of our fourth quarter 2019 goodwill impairment testing indicated the excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value) of our Telematics reporting unit was approximately 5%, and as such, management continued to monitor the performance of Telematics during the first quarter of 2020. In connection with management’s updated forecast for the Telematics reporting unit that indicated a decline in sales and operating profit to levels lower than previously forecasted, due in large part to the impacts of the COVID-19 pandemic, we performed a quantitative impairment assessment over the Telematics reporting unit on March 27, 2020.
We estimated the fair value of the Telematics reporting unit through an income approach, using the discounted cash flow method. The income approach was based on projected future (debt-free) cash flows that were discounted to present value and assumed a terminal growth value. The discount rate was based on the reporting unit’s weighted average cost of capital, taking into account market participant assumptions. Management’s revenue and profitability forecasts used in the valuation considered recent and historical performance of the reporting unit, strategic initiatives, industry trends, and the current and future expectations of the macroeconomic environment. Assumptions used in the valuation were similar to those that would be used by market participants performing independent valuations of this reporting unit.

Key assumptions developed by management and used in the quantitative analysis included the following:

•Near-term revenue declines in 2020 with later-term improvements over the projection period;
•Improved profitability over the projection period, trending consistent with revenues; and
•Market-based discount rates.
We did not consider the market approach in our fair value calculation given the near-term uncertainty in the market data and forecasts of the guideline companies upon which the approach relies.
As a result of the interim impairment testing performed, we concluded that the estimated fair value of our Telematics reporting unit was less than its carrying value as of March 27, 2020, and recorded a non-cash goodwill impairment charge of $85.3 million during the three months ended March 27, 2020 to reduce the carrying value of goodwill to $238.8 million. The charge is included in operating results.
The impairment testing of goodwill utilized significant unobservable inputs (Level 3 in the fair value hierarchy) to determine the estimated fair value. The factors used in our impairment analysis are inherently subject to uncertainty, particularly in light of the deterioration in overall global economic conditions and capital markets due to COVID-19. While we believe we made reasonable estimates and assumptions to calculate the fair value of the Telematics reporting unit, alternative interpretations of the qualitative inputs considered may have resulted in different conclusions regarding the size of the impairment, and it is possible our conclusions could change in future periods.
The results of our 2019 impairment testing indicated our four other reporting units had fair values that were significantly in excess of their carrying values. We evaluated the impact of the deterioration in overall global economic conditions as a result of the COVID-19 pandemic, including changes in forecasts for each reporting unit, and determined no triggering events had occurred, other than as noted above. There can be no assurance the estimates and assumptions used in Vontier’s goodwill impairment testing performed will prove to be accurate predictions of the future. Specifically, variations in Vontier’s assumptions related to business performance and execution of planned growth strategies and the discount rate could impact future conclusions. A future impairment charge for goodwill could have a material effect on Vontier’s combined balance sheets and statements of earnings.

NOTE 4. FINANCING
The carrying values of the components of our long-term debt were as follows:

($ in millions)	September 25, 2020	December 31, 2019
Short-term borrowings:
7.00% Credit Facility due in January 2020	$—	$12.6
6.95% Credit Facility due October 2020	12.2	—
Other short-term borrowings and bank overdrafts	0.7	4.2
Total short-term borrowings	$12.9	$16.8

Long-term debt:
Related-party loans with Fortive entities	—	24.6
Long-term debt	$—	$24.6
Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the table above are insignificant. Given the nature of the Company’s borrowings, the carrying value approximates fair value at both September 25, 2020 and December 31, 2019.
Short-term Borrowings
We have entered into short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries. Additionally, certain of our businesses participated in Fortive’s cash pooling arrangements. At September 25, 2020 and December 31, 2019, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Combined Condensed Balance Sheets.
Third party debt held by Fortive and the related interest expense was not allocated to us. The interest rate associated with the Company’s other short-term borrowings and bank overdrafts as of September 25, 2020 and December 31, 2019 was approximately 7.2% and 9.0%, respectively.
Interest payments associated with the above borrowings were insignificant for the nine months ended September 25, 2020 and September 27, 2019.
On October 3, 2020, the 6.95% credit facility with Citibank, N.A. was renewed for $10.9 million at 5.95% with a maturity date of November 3, 2020.
The 6.70% Credit Facility due in July 2020 was repaid on July 3, 2020.
Long-term Debt
As part of Fortive, we engaged in intercompany financing transactions. Transactions between Fortive and the Company have been included in Long-term debt on the Combined Condensed Balance Sheets as of December 31, 2019. As of December 31, 2019, these loans had an average interest rate of approximately 1.0%. These transactions were settled during the nine months ended September 25, 2020.
Refer to “Note 11. Related Party Transactions” for additional information regarding the related-party loans with Fortive entities.
Additionally, refer to “Note 13. Subsequent Events” for additional information regarding financing transactions entered into subsequent to period end.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in accumulated other comprehensive income (loss) by component are summarized below:

($ in millions)	Foreign currency translation adjustments	Other adjustments (b)		Total
For the Three Months Ended September 25, 2020:
Balance, June 26, 2020	$126.1	$(3.2)		$122.9
Other comprehensive income (loss) before reclassifications, net of income taxes	14.3	—		14.3
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1		0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1	(a)	0.1
Net current period other comprehensive income (loss), net of income taxes	14.3	0.1		14.4
Balance, September 25, 2020	$140.4	$(3.1)		$137.3

For the Three Months Ended September 27, 2019:
Balance, June 28, 2019	$137.0	$(4.8)		$132.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(15.8)	(0.2)		(16.0)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.4		0.4
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.3	(a)	0.3
Net current period other comprehensive income (loss), net of income taxes	(15.8)	0.1		(15.7)
Balance, September 27, 2019	$121.2	$(4.7)		$116.5
(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans and other postretirement employee benefit plans.

($ in millions)	Foreign currency translation adjustments	Other adjustments (b)		Total
For the Nine Months Ended September 25, 2020:
Balance, December 31, 2019	$153.7	$(5.0)		$148.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(13.3)	—		(13.3)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	2.0		2.0
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	1.9	(a)	1.9
Net current period other comprehensive income (loss), net of income taxes	(13.3)	1.9		(11.4)
Balance, September 25, 2020	$140.4	$(3.1)		$137.3

For the Nine Months Ended September 27, 2019:
Balance, December 31, 2018	$131.3	$(5.0)		$126.3
Other comprehensive income (loss) before reclassifications, net of income taxes	(10.1)	(0.2)		(10.3)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.6		0.6
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.5	(a)	0.5
Net current period other comprehensive income (loss), net of income taxes	(10.1)	0.3		(9.8)
Balance, September 27, 2019	$121.2	$(4.7)		$116.5

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans and other postretirement employee benefit plans.

NOTE 6. SALES
Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Contract Assets
In certain circumstances, the Company records contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $11.7 million and $12.8 million as of September 25, 2020 and December 31, 2019, respectively.
Contract Costs
The Company incurs direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers as part of certain service arrangements. Deferred sales-related commissions are generally not capitalized as the amortization period is one year or less, and the Company elected to use the practical expedient to expense these sales commissions as incurred. As of September 25, 2020 the Company had $81.1 million in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets and Other assets in the accompanying Combined Condensed Balance Sheets. Contract costs were $95.2 million as of December 31, 2019. These assets have estimated useful lives between 3 and 5 years.

Impairment losses recognized on our revenue-related contract assets were insignificant in the nine months ended September 25, 2020.
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue generally related to post contract support (“PCS”) and extended warranty sales. In these arrangements, the Company generally receives up-front payment and recognizes revenue over the support term of the contracts. Deferred revenue is classified as current or noncurrent based on the timing of when revenue is expected to be recognized. The noncurrent portion of deferred revenue is included in Other long-term liabilities in the accompanying Combined Condensed Balance Sheets.
The Company’s contract liabilities consisted of the following:

($ in millions)	September 25, 2020	December 31, 2019
Deferred revenue - current	$85.1	$87.0
Deferred revenue - noncurrent	57.9	63.2
Total contract liabilities	$143.0	$150.2
During the three and nine months ended September 25, 2020, we recognized $31.1 million and $84.8 million of revenue related to the Company’s contract liabilities at December 31, 2019. The change in contract liabilities from December 31, 2019 to September 25, 2020 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software as a service contracts with expected customer delivery dates beyond one year from September 25, 2020 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Performance obligations as of September 25, 2020 are $386.0 million, the majority of which are related to the annual contract value for software as a service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 65 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by sales of products and services, geographic location, major product group, and end market, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the three months ended September 25, 2020 and September 27, 2019 were as follows:

($ in millions)	September 25, 2020	September 27, 2019
Sales:
Sales of products	$686.0	$639.7
Sales of services	60.7	74.7
Total	$746.7	$714.4

Geographic:
North America (a)	$539.9	$494.0
Western Europe	63.7	65.8
High growth markets	111.7	124.7
Rest of world	31.4	29.9
Total	$746.7	$714.4

Major Product Group:
Mobility technologies	$578.6	$551.6
Diagnostics and repair technologies	168.1	162.8
Total	$746.7	$714.4
(a) Includes sales in the United States of $525.5 million and $477.5 million for the three months ended September 25, 2020 and September 27, 2019, respectively.

Disaggregation of revenue for the nine months ended September 25, 2020 and September 27, 2019 were as follows:

($ in millions)	September 25, 2020	September 27, 2019
Sales:
Sales of products	$1,713.9	$1,813.0
Sales of services	175.7	215.8
Total	$1,889.6	$2,028.8

Geographic:
North America (a)	$1,348.3	$1,369.5
Western Europe	176.6	204.8
High growth markets	279.5	364.6
Rest of World	85.2	89.9
Total	$1,889.6	$2,028.8

Major Product Group:
Mobility technologies	$1,441.6	$1,542.8
Diagnostics and repair technologies	448.0	486.0
Total	$1,889.6	$2,028.8
(a) Includes sales in the United States of $1,309.2 million and $1,321.3 million for the nine months ended September 25, 2020 and September 27, 2019, respectively.

NOTE 7. INCOME TAXES

Our effective tax rate for the three and nine months ended September 25, 2020 was 20.9% and 29.0%, respectively, as compared to 23.2% and 23.3% for the three and nine months ended September 27, 2019, respectively. The year-over-year decrease in the effective tax rate for the three months ended September 25, 2020 as compared to the comparable period in the prior year was primarily due to the favorable impact of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21%. The year-over-year increase in the effective tax rate for the nine months ended September 25, 2020 as compared to the comparable period in the prior year was primarily due to a non-deductible goodwill impairment recognized in Q1. This was partially offset by favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21% and increases in favorable impacts of certain federal and international tax benefits.

Our effective tax rate for both periods in 2020 and 2019 differs from the U.S. federal statutory rate of 21% due primarily to the impact of the Tax Cuts and Jobs Act (“TCJA”), certain U.S. federal permanent differences, the impact of credits and deductions provided by law, and current year earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. Specific to the nine months ended September 25, 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a non-deductible goodwill impairment in Q1.

NOTE 8. LEASES

Operating lease cost was $5.3 million and $5.6 million for the three months ended September 25, 2020 and September 27, 2019, respectively. For the nine months ended September 25, 2020 and September 27, 2019, operating lease cost was $15.6 million and $16.8 million, respectively. During the nine months ended September 25, 2020 and September 27, 2019, cash paid for operating leases included in operating cash flows was $14.7 million and $16.9 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $11.5 million and insignificant for the nine months ended September 25, 2020 and September 27, 2019, respectively.

NOTE 9. LITIGATION AND CONTINGENCIES
Warranty
We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warrantied against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and can extend up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2019	$57.4
Accruals for warranties issued during the period	27.7
Settlements made	(32.3)
Effect of foreign currency translation	(0.1)
Balance, September 25, 2020	$52.7

Litigation

In accordance with accounting guidance, the Company records a liability in the Combined Condensed Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, the Company does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If risk insurance reserves the Company has established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings.
In connection with the recognition of liabilities for asbestos related matters, the Company records insurance recoveries that are deemed probable and estimable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings, our knowledge of any pertinent solvency issues surrounding insurers, and litigation and court rulings potentially impacting coverage. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in the analysis of probable recoveries. Projecting future events is subject to various uncertainties, including litigation and court rulings potentially impacting coverage, that could cause insurance recoveries on asbestos related liabilities to be higher or lower than those projected and recorded. Given the inherent uncertainty in making future projections, the Company reevaluates projections concerning the Company’s probable insurance recoveries considering any changes to the projected liabilities, the Company’s recovery experience or other relevant factors that may impact future insurance recoveries.

We recorded gross liabilities associated with known and future expected asbestos claims of $51.0 million and $54.4 million as of September 25, 2020 and December 31, 2019, respectively. Known and future expected asbestos claims of $7.5 million and $5.6 million are included in Accrued expenses and other current liabilities on the Combined Condensed Balance Sheets as of September 25, 2020 and December 31, 2019, respectively. Known and future expected asbestos claims of $43.5 million and $48.8 million are included in Other long-term liabilities on the Combined Condensed Balance Sheets as of September 25, 2020 and December 31, 2019, respectively.

We recorded the related projected insurance recoveries of $20.3 million and $24.9 million as of September 25, 2020 and December 31, 2019, respectively. Insurance recoveries in the accompanying Combined Condensed Balance Sheets as of September 25, 2020 include $3.9 million in Prepaid expenses and other current assets and $16.4 million in Other assets. Insurance recoveries in the accompanying Combined Condensed Balance Sheets as of December 31, 2019 include $3.9 million in Prepaid expenses and other current assets and $21.0 million in Other assets.

Guarantees

As of September 25, 2020 and December 31, 2019, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $69.3 million and $36.7 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our financial statements.

On February 22, 2019, Fortive issued $1.4 billion in aggregate principal amount of its 0.875% Convertible Senior Notes due 2022 (the “Convertible Notes”). Certain of our subsidiaries had issued unconditional guarantees, on a joint and several unsecured basis, with respect to Fortive’s outstanding Convertible Notes and continued to guarantee such Convertible Notes until Fortive ceased to own a majority of the subsidiaries’ common stock. Following the distribution, on October 9, 2020, the unconditional guarantees provided by our subsidiaries were terminated.

NOTE 10. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where our assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation.
•Level 3 inputs are unobservable inputs based on our assumptions. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Below is a summary of financial liabilities that are measured at fair value on a recurring basis:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 25, 2020
Deferred compensation liabilities	$—	$15.6	$—	$15.6
December 31, 2019
Deferred compensation liabilities	$—	$14.7	$—	$14.7
Certain management employees of the Company participate in Fortive’s nonqualified deferred compensation programs, which permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are allocated to us. These amounts are presented as a component of compensation and benefits accruals included in Other long-term liabilities in the accompanying Combined Condensed Balance Sheets. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within Fortive’s defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by Fortive are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
Refer to “Note 4. Financing” for information related to the fair value of the Company’s borrowings.

Other Investments
The Company holds minority interest in Tritium Holdings Pty, Ltd (“Tritium”) of $49.0 million, which is recorded in Other assets on the Combined Condensed Balance Sheets at cost. The Company has elected to use the measurement alternative for equity investments without readily determinable fair values and evaluate this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the three and nine months ended September 25, 2020.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets other than as noted in “Note 3. Goodwill.”
On March 27, 2020, we evaluated our Telematics reporting unit for impairment and recorded an impairment of goodwill of $85.3 million to adjust the carrying value of the reporting unit to the estimated fair value. Refer to “Note 3. Goodwill” for additional information regarding the inputs and methodology used to estimate the fair value. During the three months ended September 25, 2020, we evaluated the impact of the volatility in overall global economic conditions as a result of the

COVID-19 pandemic, including the change in our market capitalization and changes in forecasts for the Telematics reporting unit, and determined no triggering events had occurred.

NOTE 11. RELATED PARTY TRANSACTIONS
Allocations of Expenses Prior to the Separation
The Company has historically operated as part of Fortive and not as a stand-alone company. Accordingly, certain shared costs have been allocated to the Company by Fortive, and are reflected as expenses in these financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the carve-out financial statements; however, the expenses reflected in the accompanying Combined Condensed Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity and the expenses that will be incurred in the future by the Company.

Corporate Expenses

Certain corporate overhead and other shared expenses incurred by Fortive and its subsidiaries have been allocated to the Company and are reflected in the accompanying Combined Condensed Statements of Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Fortive information technology infrastructure, facilities, compliance, human resources, and marketing, as well as legal functions and financial management and transaction processing, including public company reporting, consolidated tax filings, and tax planning, Fortive benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock-based compensation administration. These costs are allocated using a methodology that management believes is reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total.

Insurance Programs Administered by Fortive

In addition to the corporate allocations noted above, the Company was allocated expenses related to certain insurance programs Fortive administers on behalf of the Company, including automobile liability, workers’ compensation, general liability, product liability, director’s and officer’s liability, cargo, and property insurance. These amounts are allocated using various methodologies, as described below.

Included within the insurance cost allocation are amounts related to programs for which Fortive is self-insured up to a certain amount. For the self-insured component, costs are allocated to the Company based on its incurred claims. Fortive has premium-based policies that cover amounts in excess of the self-insured retentions. The Company is allocated a portion of the total insurance cost incurred by Fortive based on its pro-rata portion of Fortive’s total underlying exposure base. An estimated liability relating to the Company’s known and incurred but not reported claims has been allocated to the Company and reflected in the accompanying Combined Condensed Balance Sheets.

Medical Insurance Programs Administered by Fortive

In addition to the corporate allocations noted above, the Company was allocated expenses related to the medical insurance programs administered on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the employees attributable to the Company.

Deferred Compensation Program Administered by Fortive

Certain employees of the Company participate in Fortive’s nonqualified deferred compensation programs, which permit officers, directors and certain management employees to defer a portion of their compensation, on a pretax basis, until their termination of employment. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within Fortive’s 401(k) program (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive’s common stock). All amounts deferred under this plan are unfunded, unsecured obligations of the Company.

The amount of related party expenses allocated to the Company from Fortive and its subsidiaries for the three and nine months ended September 25, 2020 and September 27, 2019, were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Allocated corporate expenses	$9.5	$6.7	$28.0	$20.2
Directly attributable expenses
Insurance programs expenses	0.9	0.6	2.2	1.8
Medical insurance programs expenses	9.1	10.6	31.4	31.8
Deferred compensation program expenses	0.3	0.2	0.9	0.7
Total related party expenses	$19.8	$18.1	$62.5	$54.5

Revenue and Other Transactions Entered into in the Ordinary Course of Business

Certain of the Company’s revenue arrangements related to contracts entered into in the ordinary course of business with Fortive and its affiliates. The Company’s revenue from sales to Fortive and Fortive’s subsidiaries was insignificant during the three and nine months ended September 25, 2020 and September 27, 2019.
The Company recorded purchases of approximately $4.0 million and $11.9 million from Fortive and Fortive’s subsidiaries during the three and nine months ended September 25, 2020, respectively, and $5.1 million and $11.5 million during the three and nine months ended September 27, 2019, respectively.
Debt Financing

As part of Fortive, the Company engaged in Related-Party Borrowings. Transactions between Fortive and the Company have been included in the accompanying Combined Condensed Financial Statements for all years presented.
There were non-cash settlements of the related-party loan receivables balances that existed as of December 31, 2019 during the nine months ended September 25, 2020.
Loans from Fortive to the Company have been recorded as Long-term debt in the accompanying Combined Condensed Balance Sheets. Related-party loans to Fortive entities were $24.6 million at December 31, 2019. These transactions were settled during the nine months ended September 25, 2020.
Interest income (expense), net on related-party transactions was insignificant for the three and nine months ended September 25, 2020 and $3.1 million and $6.5 million for the three and nine months ended September 27, 2019, respectively.

NOTE 12. CAPITALIZATION AND EARNINGS PER SHARE

Capital Stock

The Company’s authorized capital stock consists of 1,985,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock with no par value, all of which shares of preferred stock are undesignated.
On August 5, 2019, we issued 1,000 shares of common stock to Fortive pursuant to Section 4(a)(2) of the Securities Act. We did not register the issuance of the issued shares under the Securities Act because the issuance did not constitute a public offering.
On September 28, 2020, Vontier filed a certificate of amendment to the Certificate of Incorporation of Vontier (the “Split Amendment”) with the Secretary of State of the State of Delaware, which became effective as of such date. The Split Amendment effected a stock split whereby each share of Vontier Common Stock issued and outstanding immediately prior to the Split Amendment was converted into 168,378.946 shares in order to provide sufficient capitalization of Vontier to enable Fortive to complete the Distribution and retain a 19.9% interest in the remaining shares of common stock of Vontier. All per share amounts in the Combined Condensed Statements of Earnings have been retroactively adjusted to give effect to this recapitalization.

On October 9, 2020, Fortive distributed 80.1% of Vontier’s outstanding common stock to its stockholders. For additional information regarding the distribution of shares, refer to “Note 13. Subsequent Events.”

Each share of Vontier common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Vontier’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of the common stock, could potentially discourage attempts by third parties to obtain control of Vontier through certain types of takeover practices.

Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.

The total number of shares outstanding, including the impact of the Split Amendment, on September 25, 2020 was 168,378,946 which is being utilized for the calculation of both basic and diluted earnings per share for the three and nine months ended September 25, 2020 and September 27, 2019 as no Vontier common stock equivalents were outstanding prior to October 9, 2020.

NOTE 13. SUBSEQUENT EVENTS
On September 29, 2020 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800.0 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1.0 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). At the closing of the Credit Agreement, Vontier did not borrow any funds under the Credit Facilities. On October 9, 2020, the Company drew down the full $1.8 billion available under the Term Loans. The Company used the proceeds from the Term Loans to make payments to Fortive, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities by the Company to Fortive in connection with the Separation and with $200.0 million used to fund cash balances remaining with the Company.
Borrowings under the Credit Facilities bear interest as follows: (1) Eurocurrency Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the London inter-bank offered rate plus a per annum margin of between 125 and 200 basis points, depending on (x) prior to receipt by Vontier of a long-term debt credit rating, Vontier’s Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the immediately preceding fiscal quarter and (y) thereafter, Vontier’s long-term debt credit rating; and (2) Base Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (ii) Bank of America’s “prime rate” as publicly announced from time to time and (iii) the Eurocurrency Rate (as defined in the Credit Agreement) plus 1%, plus (b) a per annum margin of between 25 and 100 basis points, depending on (x) prior to receipt by Vontier of a long-term debt credit rating, Vontier’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and (y) thereafter, Vontier’s long-term debt credit rating. In no event will Eurocurrency Rate Loans bear interest at a rate lower than 0% nor Base Rate Loans bear interest at a rate lower than 1%.
The Credit Agreement requires Vontier to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less; provided that, not more than two times after the Closing Date, the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 in connection with any permitted acquisition by Vontier occurring after the Closing Date with aggregate consideration (including, without duplication, the assumption or incurrence of Indebtedness in connection with such acquisition) equal to or in excess of $100,000,000, which such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter; provided that, there shall be at least one full fiscal quarter following the cessation of each such increase during which no such increase shall then be in effect. The Credit Agreement also requires Vontier to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.50 to 1.00. The Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio will be tested at the end of each fiscal quarter commencing with the fiscal quarter ending December 31, 2020.

Vontier used the proceeds from the Term Loans to fund a cash distribution to Fortive as partial consideration for the transfer of the assets and liabilities of Fortive’s Industrial Technologies business to Vontier. Vontier intends to use the Revolving Credit Facility for its ongoing working capital requirements after the Separation and for general corporate purposes.
On October 9, 2020, Fortive completed the separation of Fortive’s Industrial Technologies businesses through a pro rata distribution of 80.1% of the outstanding common stock of Vontier to Fortive’s stockholders. To effect the Separation, Fortive distributed to its stockholders two shares of Vontier common stock for every five shares of Fortive common stock outstanding held on September 25, 2020, the record date for the distribution. Fortive currently plans to divest its retained share of Vontier of 19.9% after the spin-off in a tax-efficient manner no later than twelve months after the distribution date. As of the date of separation, Vontier had approximately $287.9 million in cash. The primary source of the cash on hand as of the date of separation was due to a transfer from Fortive as part of the separation agreement. Under the terms of the separation agreement, approximately $84.1 million is repayable by us to Fortive within 90 days of separation.
In connection with the Separation, Vontier and Fortive entered into various agreements to effect the Separation and provide a framework for Vontier’s relationship with Fortive after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a stockholder’s and registration rights agreement. These agreements will govern the separation between Vontier and Fortive of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Fortive and its subsidiaries attributable to periods prior to, at and after Vontier’s separation and will govern certain relationships between Vontier and Fortive after the Separation.
In accordance with the provisions of the separation agreements, Fortive will retain responsibility for certain deferred compensation liabilities related to employees or former employees of Vontier Businesses whose employment terminated prior to October 9, 2020 or who did not legally transfer to Vontier.
Following the Separation, accounts held by Vontier employees in Fortive deferred compensation programs referencing valuation of Fortive common stock were converted into accounts in Vontier deferred compensation programs referencing valuation of Vontier common stock, and with such account adjusted to maintain the economic value before and after the Separation date using the relative fair market value of the Fortive and Vontier common stock.
The Company had no stock-based compensation plans as of September 25, 2020; however certain employees of the Company participated in Fortive's stock-based compensation plans, which provide for the grants of stock options and restricted stock units (“RSUs”) among other types of awards. The expense associated with the Company's employees who participated in the Fortive plans is allocated to the Company in the accompanying Combined Condensed Statements of Earnings.
In connection with the Separation, the Company adopted the 2020 Stock Incentive Plan (the “Stock Plan”) and outstanding equity awards of Fortive held by Vontier employees were converted into or replaced with awards of Vontier common stock under the Stock Plan based on the “concentration method,” and as adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Fortive and Vontier common stock. Other than replacement equity awards of Vontier issued in replacement of Fortive's RSUs and stock options, the terms of the converted or replacement equity awards of Vontier (e.g., vesting date and expiration date) continued unchanged.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to Vontier or the Company (“we”, “us”, or “our”) shall mean the businesses comprising Vontier.

This MD&A is designed to provide a reader of the financial statements with a narrative from the perspective of the management of the Company. The following discussion and analysis of our financial conditions and results of operations should be read in conjunction with our Combined Condensed Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the MD&A and Combined Financial Statements included in the Company’s Information Statement filed with the Company’s Form 10-12B/A on September 21, 2020. You should review the discussion titled “Information Relating to Forward Looking Statements” for a discussion of forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements.

The MD&A is divided into six sections:
•Information Relating to Forward-Looking Statements
•Basis of Presentation
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact on changes to tax laws; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•The effect of the COVID-19 pandemic on our global operations and the operations of our customers, suppliers, and vendors is having a material adverse impact on our business and results of operations.
•Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.
•Significant developments or uncertainties stemming from the U.S. administration, including changes in U.S. trade policies, tariffs, tax policies and the reaction of other countries thereto, could have an adverse effect on our business.
•Changes in, or status of implementation of, industry standards and governmental regulations, including interpretation or enforcement thereof, may reduce demand for our products or services, increase our expenses or otherwise adversely impact our business model.
•Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
•Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
•Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
•Any inability to consummate acquisitions at our historical rates and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.
•Our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our financial statements.
•The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have sold could adversely affect our financial statements.
•Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business, reputation and financial statements.
•Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.
•International economic, political, legal, compliance, epidemic and business factors could negatively affect our financial statements.
•We may be required to recognize impairment charges for our goodwill and other intangible assets.
•Foreign currency exchange rates may adversely affect our financial statements.
•Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
•Changes in tax law relating to multinational corporations could adversely affect our tax position.
•We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business and financial statements.
•If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
•Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
•Significant disruption in, or breach in security of, our information technology systems could adversely affect our business.

•Defects, tampering, unanticipated use or inadequate disclosure with respect to our products or services (including software), or allegations thereof, could adversely affect our business, reputation and financial statements.
•Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.
•Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
•If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
•Our restructuring actions could have long-term adverse effects on our business.
•Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
•Significant developments stemming from the United Kingdom’s referendum on membership in the EU could have an adverse effect on us.
•If we suffer a loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
•Our ability to attract, develop and retain talented executives and other key employees is critical to our success.
•We have no history of operating as a separate, publicly traded company, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
•As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of Fortive.
•Future sales by Fortive or others of our common stock, or the perception that such sales may occur, could depress our common stock price.
•We expect that Fortive and its directors and officers will have limited liability to us or you for breach of fiduciary duty.
•Our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them.
•Potential indemnification liabilities to Fortive pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.
•In connection with our separation from Fortive, Fortive will indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Fortive’s ability to satisfy its indemnification obligation will not be impaired in the future.
•If there is a determination that the distribution, together with certain related transactions, is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying Fortive’s private letter ruling from the IRS or tax opinion are incorrect or for any other reason, then Fortive and its stockholders could incur significant U.S. federal income tax liabilities. If an action by Vontier was the cause of such determination, Vontier could be liable for a significant tax liability.
•We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions for a two-year period after the distribution in order to avoid triggering significant tax-related liabilities.
•After the distribution, certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Fortive.
•Fortive may compete with us.

•We may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect our businesses.
•We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Fortive.
•We or Fortive may fail to perform under various transaction agreements that were executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
•We have outstanding indebtedness of approximately $1.8 billion as October 9, 2020 and the ability to incur an additional $750.0 million of indebtedness and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•The interest rates on our credit facilities may be impacted by the phase out of the London Interbank Offered Rate (“LIBOR”)
•Following the distribution, we will be dependent on Fortive to provide us with certain transition services, which may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services after our transition services agreement with Fortive expires.
•Certain non-U.S. entities or assets that are part of our separation from Fortive may not be transferred to us prior to the distribution or at all.
•We cannot be certain that an active trading market for our common stock will develop or be sustained after the separation, and following the separation, the stock price of our common stock may fluctuate significantly.
•If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
•The obligations associated with being a public company will require significant resources and management attention.
•The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.
•We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.
•Your percentage ownership in us may be diluted in the future.
•Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
•Our amended and restated certificate of incorporation will designate the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders. Our amended and restated certificate of incorporation will further designate the federal district courts of the United States of the America as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These forum selection provisions could discourage lawsuits against us and our directors, officers, employees and stockholders.
See “Risk Factors” in the Information Statement filed with the Form 10-12B/A on September 21, 2020 and “Part II - Item 1A. Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

BASIS OF PRESENTATION

The accompanying Combined Condensed Financial Statements present the historical financial position, results of operations, changes in equity and cash flows of the Company in accordance with GAAP for the preparation of carved-out Combined Condensed Financial Statements.

Our business portfolio includes (i) mobility technologies, in which we are a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management, and traffic management, as well as, (ii) diagnostics and repair technologies, in which we manufacture and distribute vehicle repair tools, toolboxes, automotive diagnostic equipment and software, and a full line of wheel-service equipment. Historically, these businesses had operated as part of Fortive’s Industrial Technologies segment. Given the interrelationships of the products, technologies, and customers, and resulting similar long-term economic characteristics, we meet the aggregation criteria and have combined our two operating segments into a single reportable segment. We use the term “Parent” to refer to Fortive.

Our historical Combined Condensed Financial Statements include expense allocations for certain support functions that are provided on a centralized basis within Fortive, such as corporate costs, shared services and other selling, general and administrative costs that benefit the Company, among others. Following the distribution, pursuant to agreements with Fortive, we expect that Fortive will continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, and we expect to incur other costs to replace the services and resources that will not be provided by Fortive. We will also incur additional costs as a separate public company. As a separate public company, our total costs related to such support functions may differ from the costs that were historically allocated to us.

These additional costs are primarily for the following:

•additional personnel costs, including salaries, benefits and potential bonuses and/or share-based compensation awards for staff additions to replace support provided by Fortive that is not covered by the transition services agreement; and

•corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees.

Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs.

We expect these additional separate public company costs in excess of the costs that have been historically allocated to us to range between approximately $35 million and $45 million per year. Moreover, we expect we may incur certain nonrecurring internal costs to implement certain new systems.

We have historically operated as part of Fortive and not as a stand-alone company. The Combined Condensed Financial Statements have been derived from Fortive’s historical accounting records and are presented on a carved-out basis. All revenues and costs as well as assets and liabilities directly associated with our business activity are included as a component of the financial statements. The Combined Condensed Financial Statements also include allocations to us of certain selling, general and administrative expenses from Fortive’s corporate office and from other Fortive businesses, as well as allocations of related assets, liabilities, and Net Parent investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Fortive. Further, the historical Combined Condensed Financial Statements may not be reflective of what our results of operations, comprehensive income, financial position, equity, or cash flows might be in the future as a separate public company. Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs.

As part of Fortive, we were dependent upon Fortive for all of our working capital and financing requirements as Fortive uses a centralized approach to cash management and financing of its operations. Financial transactions relating to us were accounted for through our Net Parent investment account. Accordingly, none of Fortive’s cash, cash equivalents, or debt held at the corporate level has been assigned to us in the Combined Condensed Financial Statements. Management assesses our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient following the distribution to allow us to manage our capital structure on a short-term and long-term basis and to continue investing in existing businesses and consummating strategic acquisitions. Refer to “Note 13. Subsequent Events” of the Combined Condensed Financial Statements for more information related to the Credit Facilities.
Net Parent Investment, which includes retained earnings, represents Fortive’s interest in our recorded net assets. All significant transactions between Fortive and us have been included in the accompanying Combined Condensed Financial Statements. Transactions with Fortive are reflected in the accompanying Combined Condensed Statements of Changes in Equity and Cash Flows as “Net transfers to Parent” and in the accompanying Combined Condensed Balance Sheets within the Net Parent investment line item.

As part of Fortive, we engaged in intercompany financing transactions (“Related-party Borrowings”). Transactions with Fortive have been included in the accompanying Combined Condensed Financial Statements for all periods presented. The Company notes that these transactions were settled prior to the consummation of the distribution. All other intercompany accounts and transactions between our businesses have been eliminated in the Combined Condensed Financial Statements for all periods presented.

Divestitures

On October 9, 2019, we sold our interest in Gilbarco Hungary ACIS and its Gilbarco Romania ACIS business (“ACIS”) for $1.7 million, and recognized a loss on the transactions of $0.1 million. These transactions did not meet the criteria for discontinued operations reporting, and therefore the operating results of ACIS prior to the disposition are included in continuing operations for all periods presented.

OVERVIEW
General

Vontier offers critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. We supply a wide range of mobility technologies and diagnostics and repair technologies solutions spanning advanced environmental sensors, fueling equipment, field payment, hardware, remote management and workflow software, vehicle tracking and fleet management software-as-service solutions, professional vehicle mechanics’ and technicians’ equipment and traffic priority control systems. We market our products and services to retail and commercial fueling operators, commercial vehicle repair businesses, municipal governments, and public safety entities and fleet owners/operators on a global basis.

Our research and development, manufacturing, sales, distribution, service and administrative operations are located in more than 30 countries across North America, Asia Pacific, Europe and Latin America. In addition, we sell our products in these countries and multiple other markets in these regions. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, which include Eastern Europe, the Middle East, Africa, Latin America, and Asia, with the exception of Japan and Australia.

BUSINESS PERFORMANCE AND OUTLOOK
Business Performance
A novel strain of coronavirus was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization in March 2020 (“COVID-19”). This outbreak has surfaced in nearly all regions around the world, which resulted in governments implementing strict measures to help contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, school and commercial facility closures, re-opening restrictions, among others (collectively “virus control measures”). Further, the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency issued Guidance documents for use by businesses and states defining “critical-infrastructure” industries that may continue to operate despite the virus control measures implemented. These virus control measures led to slowdowns or shutdowns for businesses deemed both “essential” and “non-essential” in affected areas, causing significant disruption in the financial markets both globally and in the United States, especially in the second quarter. As of the end of the third quarter, the virus control measures have eased in most regions and all of our locations were open and operating.
Given the nature of our business, COVID-19 impacted our businesses and operating results during the nine months ended September 25, 2020 directly with reduced demand from customers operating in non-essential end-markets and indirectly with reduced demand created by macroeconomic disruption or disruption in adjacent end-markets. COVID-19 impacted our businesses and operating results broadly across all geographies, as virus control measures were deployed in most regions during the nine months ended September 25, 2020. Our business was impacted less in the third quarter by the virus control measures as restrictions began to ease and demand began to return.
While differences exist among our businesses, on an overall basis, demand for our hardware and software products and services decreased during the first two quarters of the year and increased during the three months ended September 25, 2020. As compared to the comparable periods of 2019, aggregate year-over-year total sales increased 4.5% for the three months ended September 25, 2020 and decreased 6.9% in the nine months ended September 25, 2020. Sales from existing businesses increased 5.6% during the three months ended September 25, 2020, as compared to the comparable period in 2019. The increase in total sales and sales from existing businesses during the three months ended September 25, 2020 was primarily driven by strong demand for and shipments of fuel management systems in North America related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards and Mexico regulatory demand. Our diagnostics and repair portfolio also experienced strong demand across most product categories, most notably specialty and hardline tools. Sales from existing businesses declined 4.7% during the nine months ended September 25, 2020, as compared to the comparable period of 2019. The decrease in total sales and sales from existing businesses during the nine months ended September 25, 2020 was primarily due to the direct and indirect impacts of COVID-19. Changes in foreign currency exchange rates and other items negatively impacted our sales growth by 0.6% and 1.8% during the three and nine months ended September 25, 2020 compared to the comparable periods in 2019.

Geographically, year-over-year total sales and sales from existing businesses for the three months ended September 25, 2020 increased at a rate in the high-single digits in developed markets and sequentially improved to a decline of mid-single digits in high growth markets. This was primarily attributable to growth in North America at a rate in the low-double digits and partially offset by sequential improvement in Western Europe to a decline in the high-single digits, and a more than 20% decline in Asia.

Year-over-year total sales and sales from existing businesses for the nine months ended September 25, 2020 decreased at a low-single digit rate in developed markets and declined at a rate in the high-teens in high-growth markets. These movements were primarily driven by a decline in Europe at a high-single digit rate and a decline in Asia of more than 20%.
Outlook

During the first nine months of 2020, the worldwide capital markets were volatile and overall global economic conditions deteriorated significantly as a result of COVID-19 in the beginning of the second quarter of 2020, began to improve towards the end of the second quarter and continued to improve into the third quarter. While we expect overall sales and sales from existing businesses to grow on a year-over-year basis in the fourth quarter, we are continuing to monitor the impact of COVID-19 and geopolitical uncertainties and the corresponding impact to our businesses. We will also continue to monitor the other factors identified above in “Information Relating to Forward Looking Statements.”

We are closely monitoring the health of our employees, and have implemented safety protocols at our facilities to ensure the health and safety of our employees. In addition, we are continuing to monitor the financial health of our suppliers and customers, and their ability to maintain production capacity and meet our operational requirements. Individuals contracting or being exposed to COVID-19, or who are unable to report to work due to future virus control measures, may significantly disrupt production throughout our supply chain and negatively impact our sales channels. Further, our customers may be directly impacted by business curtailments or weak market conditions, and may not be willing or able to accept shipments of products, may cancel orders, and may not be able to pay us on a timely basis.

Despite the virus control measures in place in geographies critical to our supply chain, we have successfully implemented solutions to support our operations and have not experienced significant production material shortages, supply chain constraints, or distribution limitations impacting our operations as of the date of this Report.

To mitigate the impact of the economic conditions from the COVID-19 pandemic as well as any escalation of geopolitical uncertainties related to governmental policies toward international trade, monetary and fiscal policies, and relations between the U.S. and China, we will continue applying and deploying the Vontier Business System to actively manage our supply chain and drive operating efficiencies, and continue to collaborate with our customers and suppliers to minimize disruption to their businesses. Additionally, we will continue actively managing our working capital with a focus on maximizing cash flows and cost efficiency. We continue to assess market conditions and take actions as we deem necessary to appropriately position our businesses in light of the economic environment and geopolitical uncertainties.

Although recent volatility in the financial markets has not had a significant impact on our financial position, liquidity, and ability to meet our debt covenants as of the filing date of this Report, we continue to monitor the financial markets and general global economic conditions. Further, we utilized certain provisions of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted by the U.S. Government to provide additional short-term liquidity, including relief from employer payroll tax remittance, and expect to continue utilizing these benefits throughout 2020. We are also evaluating other potential income tax impacts of the CARES Act. If further changes in financial markets or other areas of the economy adversely affect our access to the capital markets, we would expect to rely on a combination of available cash and existing available capacity under our credit facilities to provide short-term funding. Refer to the “Liquidity and Capital Resources” section for additional discussion.

RESULTS OF OPERATIONS
Comparison of Results of Operations for the Three and Nine Months Ended September 25, 2020 and September 27, 2019

	Three Months Ended		Nine Months Ended
($ in millions)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Total sales	$746.7	$714.4	$1,889.6	$2,028.8
Total cost of sales	(415.4)	(406.4)	(1,064.2)	(1,163.6)
Gross profit	331.3	308.0	825.4	865.2
Operating costs:
Selling, general and administrative expenses ("SG&A")	(121.1)	(118.3)	(356.0)	(362.9)
Research and development expenses ("R&D")	(31.6)	(34.8)	(93.7)	(102.0)
Goodwill impairment charge	—	—	(85.3)	—
Operating profit	$178.6	$154.9	$290.4	$400.3

Gross profit as a % of sales	44.4%	43.1%	43.7%	42.6%
SG&A as a % of sales	16.2%	16.6%	18.8%	17.9%
R&D as a % of sales	4.2%	4.9%	5.0%	5.0%
Operating profit as a % of sales	23.9%	21.7%	15.4%	19.7%

Components of Comparative Total Sales and Sales from Existing Businesses Growth
The following table summarizes total aggregate year-over-year sales growth and the components of the year-over-year sales growth during the three and nine months ended September 25, 2020 as compared to the comparable periods of 2019.

	% Change Three Months Ended September 25, 2020 vs. Comparable 2019 Period	% Change Nine Months Ended September 25, 2020 vs. Comparable 2019 Period
Total revenue growth (GAAP)	4.5%	(6.9)%
Existing businesses (Non-GAAP)	5.6%	(4.7)%
Acquisitions and divestitures (Non-GAAP)	(0.5)%	(0.4)%
Currency exchange rates (Non-GAAP)	—%	(1.1)%
Other (Non-GAAP)	(0.6)%	(0.7)%

Total sales and sales from existing businesses within our mobility technologies platform increased at a mid-single digit rate during the three months ended September 25, 2020 and decreased at a mid-single digit rate during the nine months ended September 25, 2020 as compared to the comparable periods of 2019. The year-over-year results during the three months ended September 25, 2020 were driven by strong demand for and shipments of fuel management systems in North America related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa global standards and Mexico regulatory demand. The year-over-year results during the nine months ended September 25, 2020 were driven by broad-based declines across all product categories and significant geographies, which was driven by COVID-19 virus control measures.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased at a mid-single digit rate during the three months ended September 25, 2020 and decreased at a mid-single digit rate during the nine months ended September 25, 2020 as compared to the comparable periods in 2019. The results in the three months ended September 25, 2020 were driven principally by strong demand across most product categories, most notably specialty and hardline tools, with sequential growth in tool storage. For the year-to-date period, the results were primarily driven by decreased demand across most product categories and reflect sharp declines in demand due to COVID-19 virus control measures early in the second quarter, which were partially offset by improvements in demand as the year progressed and virus control measures began to lift in certain jurisdictions.

Year-over-year changes in price had an insignificant impact on sales growth during three and nine months ended September 25, 2020 versus the comparable periods in 2019.

Cost of Sales

The cost of sales increase of $9.0 million for the three months ended September 25, 2020, as compared to the comparable period in 2019, is due primarily to higher year-over-year sales volumes from existing businesses as well as changes in foreign currency exchange rates.

The cost of sales decrease of $99.4 million for the nine months ended September 25, 2020, as compared to the comparable period in 2019, is primarily due to lower year-over-year sales volumes from existing businesses, lower year-over-year material costs and cost savings associated with restructuring and productivity improvement initiatives.

Gross Profit

The year-over-year increase in gross profit during the three months ended September 25, 2020, as compared to the comparable period in 2019, is primarily due to higher year-over-year sales volumes as well as favorable materials costs and productivity improvement initiatives and changes in foreign currency exchange rates.

The year-over-year decrease in gross profit during the nine months ended September 25, 2020, as compared to the comparable period in 2019, is primarily due to lower year-over-year sales volumes and changes in foreign currency exchange rates. This was partially offset by incremental year-over-year cost savings associated with restructuring, productivity improvement initiatives, and material cost and supply chain improvement actions.

The 130 basis point increase in gross profit margin during the three months ended September 25, 2020 as compared to the comparable period in 2019 is primarily due to higher year-over-year sales volumes.

The 110 basis point increase in gross profit margin during the nine months ended September 25, 2020 as compared to the comparable period in 2019 is primarily due to cost savings associated with restructuring and productivity improvement initiatives, and material cost and supply chain improvement actions, partially offset by lower year-over-year sales volumes.

Operating Costs and Other Expenses

SG&A expenses increased during the three months ended September 25, 2020, as compared to the comparable period in 2019, primarily due to stand-up costs and costs associated with the separation. This was partially offset by savings from reductions in discretionary spending, and to a lesser extent, year-over-year cost savings associated with restructuring and productivity improvement initiatives.

SG&A expenses decreased during the nine months ended September 25, 2020, as compared to the comparable period in 2019, primarily due to savings from broad cost reduction efforts that reduced labor expenses to better align with reductions in demand, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending, and to a lesser extent, year-over-year cost savings associated with restructuring and productivity improvement initiatives. These factors were partially offset by costs associated with the separation.

On a year-over-year basis, SG&A expenses as a percentage of sales decreased 40 basis points during the three months ended September 25, 2020, as compared to the comparable periods in 2019 due to the increase of sales as compared to the same period in 2019. For the nine months ended September 25, 2020, SG&A expenses as a percentage of sales increased 90 basis points due to year-over-year sales declines and costs associated with the separation which was partially offset by lower spending on sales and marketing growth initiatives.

R&D expenses (consisting principally of internal and contract engineering personnel costs) decreased during the three and nine months ended September 25, 2020, as compared to the comparable periods in 2019 due to broad cost reduction efforts. On a year-over-year basis, R&D expenses as a percentage of sales decreased during the three months ended September 25, 2020 due to the cost reduction measures which decreased R&D expenses while total sales increased. For the nine months ended September 25, 2020, R&D expenses as a percentage of sales remained flat as cost reduction measures in R&D expenses decreased R&D expenses while sales also decreased due to year-over-year sales volume declines.

In connection with our updated forecast for our Telematics business that indicated a decline in sales and operating profit to levels lower than previously forecasted, due in large part to the impacts of the COVID-19 pandemic, management determined the change in forecast indicated the related carrying value of goodwill may not be recoverable and performed a quantitative impairment assessment over the Telematics reporting unit on March 27, 2020. This analysis resulted in an impairment of $85.3 million.

Operating Profit

Operating profit margin increased 220 basis points during the three months ended September 25, 2020 as compared to the comparable period in 2019.

Year-over-year operating profit margin comparisons were favorably impacted by:

•Higher year-over-year sales volumes, operating expense savings from broad cost reduction efforts and, to a lesser extent, lower material costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives — favorable 300 basis points
•The year-over-year effect of businesses disposed of and acquired — favorable 20 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•Stand-up costs related to the separation — unfavorable 100 basis points

Operating profit margin decreased 430 basis points during the nine months ended September 25, 2020 as compared to the comparable period in 2019.

Year-over-year operating profit margin comparisons were favorably impacted by:

•Operating expense savings from broad cost reduction efforts, and to a lesser extent, lower material costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives which were partially offset by lower year-over-year sales volumes from existing businesses — favorable 100 basis points
•The year-over-year effect of businesses disposed of and acquired — favorable 10 basis points

Year-over-year operating profit margin comparisons were unfavorably impacted by:

•Stand-up costs related to the separation — unfavorable 90 basis points
•The impact of the goodwill impairment of our Telematics business — unfavorable 450 basis points

NON-GAAP FINANCIAL MEASURES

Sales from Existing Businesses

We define sales from existing businesses as total sales excluding (i) sales from acquired and divested businesses; (ii) the impact of currency translation; and (iii) certain other items.

•References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to certain divested businesses or product lines not considered discontinued operations.
•The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales from acquired businesses) and (b) the period-to-period change in sales, including foreign operations, (excluding sales from acquired businesses) after applying the current period foreign exchange rates to the prior year period.
•The portion of sales attributable to other items is calculated as the impact of those items which are not directly correlated to sales from existing businesses which do not have an impact on the current or comparable period.

Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, total sales, and may not be comparable to similarly titled measures reported by other companies.

Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisitions and divestiture-related items because the nature, size and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation and certain other items from sales from existing businesses because these items are either not under management’s control or relate to items not directly correlated to sales from existing businesses. Management believes the exclusion of these items from sales from existing businesses may facilitate assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.

INCOME TAXES

General

Our operating results were included in Fortive’s consolidated U.S. federal and certain consolidated state income tax returns, as well as certain consolidated non-U.S. returns. We account for income taxes under the separate return method. Under this approach, income tax expense and deferred tax assets and liabilities are determined as if we were filing separate returns from Fortive. Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in our financial statements. We record the tax effect of discrete items and items that are reported net of tax effects in the period in which they occur.

Our effective tax rate can be affected by, among other items, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws, including legislative policy changes that may result from the Organization for Economic Co-operation and Development’s (“OECD”) initiative on Base Erosion and Profit Shifting.

The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We anticipate the provisions of the CARES Act will impact income tax in 2020, however we have not identified material impacts to the tax provision as of September 25, 2020. We will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. We perform a comprehensive review of our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted as necessary.

Comparison of the Three and Nine Months Ended September 25, 2020 and September 27, 2019

Our effective tax rate for the three and nine months ended September 25, 2020 was 20.9% and 29.0%, respectively, as compared to 23.2% and 23.3% for the three and nine months ended September 27, 2019, respectively. The year-over-year decrease in the effective tax rate for the three months ended September 25, 2020 as compared to the comparable period in the prior year was primarily due to the favorable impact of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21%. The year-over-year increase in the effective tax rate for the nine months ended September 25, 2020 as compared to the comparable period in the prior year was primarily due to a non-deductible goodwill impairment recognized in Q1. This was partially offset by favorable impacts of a higher mix of income in jurisdictions with lower tax rates than the U.S. federal statutory rate of 21% and increases in favorable impacts of certain federal and international tax benefits.

Our effective tax rate for both periods in 2020 and 2019 differs from the U.S. federal statutory rate of 21% due primarily to the impact of the Tax Cuts and Jobs Act (“TCJA”), certain U.S. federal permanent differences, the impact of credits and deductions provided by law, and current year earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. Specific to the nine months ended September 25, 2020, our effective tax rate also differs from the U.S. federal statutory rate of 21% due to a non-deductible goodwill impairment in Q1.

COMPREHENSIVE INCOME
Comprehensive income increased by $50.1 million during the three months ended September 25, 2020 as compared to the comparable period in 2019 due primarily to net earnings that were higher by $20.0 million and favorable changes in foreign currency translation adjustments of $30.1 million.
Comprehensive income decreased by $106.7 million during the nine months ended September 25, 2020 as compared to the comparable period in 2019 due primarily to net earnings that were lower by $105.1 million, and unfavorable changes in foreign currency translation adjustments of $3.2 million.

INFLATION
The effect of inflation on our sales and net earnings was not significant during the three and nine months ended September 25, 2020.

LIQUIDITY AND CAPITAL RESOURCES
When part of Fortive, we were dependent upon Fortive for all our working capital and financing requirements as Fortive uses a centralized approach to cash management and financing of our operations. Financial transactions relating to us are accounted for through our Net Parent investment account. Accordingly, none of Fortive’s cash, cash equivalents or debt at the Fortive corporate level has been assigned to us in the accompanying financial statements.
As a result of the Separation, the Company no longer participates in Fortive’s cash management and financing operations. Management assesses our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We generate substantial cash from operating activities and expect that our operating cash flow and other sources of liquidity, including our Credit Facilities, will be sufficient following the distribution to allow us to manage our capital structure over the next twelve months and continue to invest in existing businesses and consummating strategic acquisitions.
In September 2020, as a subsequent event, the Company completed the following financing transactions:
•Entered into a credit agreement with a syndicate of banks providing for a three-year $800.0 million senior unsecured delayed draw term loan and a two-year $1.0 billion senior unsecured delayed draw term loan (together, the “Term Loans.”) The Company borrowed $800.0 million and $1.0 billion of loans under the three-year term loan and two-year term loan, respectively.
•Entered into a three-year $750.0 million senior unsecured revolving credit facility that expires on September 28, 2023 (together with the Term Loans, the “Credit Facilities”). The Company has not borrowed any amounts under the revolving credit facility as of October 30, 2020.
As of the date of separation, Vontier had approximately $287.9 million in cash. The primary source of the cash on hand as of the date of separation was due to a transfer from Fortive as part of the separation agreement. Under the terms of the separation agreement, approximately $84.1 million is repayable by us to Fortive within the 90 days of separation.
Refer to “Note 13. Subsequent Events” of the Combined Condensed Financial Statements for more information related to the Credit Facilities.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity for the nine months ended September 25, 2020:

	Nine Months Ended
($ in millions)	September 25, 2020	September 27, 2019
Net cash provided by operating activities	$480.6	$322.3

Cash paid for investments	$(9.5)	$(4.1)
Payments for additions to property, plant and equipment	(27.3)	(27.0)
Proceeds from sale of property	0.5	—
Net cash used in investing activities	$(36.3)	$(31.1)

Net repayments of related-party borrowings	$(23.4)	$(0.3)
Net (repayments of) proceeds from short-term borrowings	(3.5)	3.6
Net transfers to Parent	(419.9)	(284.7)
Other financing activities	(0.7)	(5.4)
Net cash used in financing activities	$(447.5)	$(286.8)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $480.6 million during the nine months ended September 25, 2020, an increase of $158.3 million, as compared to the comparable period in 2019. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•2020 operating cash flows were impacted by lower net earnings for the first nine months of 2020 as compared to the comparable period in 2019. Net earnings for the nine months ended September 25, 2020 were impacted by a year-over-year decrease in operating profits of $109.9 million. The year-over-year decrease in operating profit was impacted by the non-cash goodwill impairment charge of $85.3 million as well as an increase in stock-based compensation expense of $5.9 million. The goodwill impairment charge and stock-based compensation expense are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

•The aggregate of accounts receivable, long-term financing receivables, inventories, and trade accounts payable provided $95.5 million of operating cash flows during the first nine months of 2020 compared to using $22.4 million in the comparable period of 2019. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventories and trade accounts payable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections and payments in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.

•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $27.9 million of operating cash flows during the first nine months of 2020 as compared to using $36.4 million in the comparable period of 2019. This difference is due primarily to the timing of prepaid and accrued expenses and tax-related amounts deemed to be immediately settled with Parent.

Investing Activities
Net cash used in investing activities increased by $5.2 million during the nine months ended September 25, 2020 as compared to the comparable period in 2019 due to an increase in cash paid for equity investments.

Financing Activities and Indebtedness
Net cash used in financing activities increased by $160.7 million during the nine months ended September 25, 2020 as compared to the comparable period in 2019 primarily due to an increase in Net Transfers to Parent of $135.2 million as well as an increase of $23.1 million for repayments of related-party borrowings with Fortive.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s Information Statement furnished with the Company’s Form 10-12B/A filed on September 21, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s Information Statement furnished with the Company’s Form 10-12B/A filed on September 21, 2020. There were no material changes to this information during the quarter ended September 25, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Vontier is party in the ordinary course of business, and may in the future be involved in, legal proceedings, litigation, claims, and government investigations. Although the results of the legal proceedings, claims, and government investigations in which we are involved cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or operating results.

Refer to “Note 9 – Litigation and Contingencies – Litigation” of the Combined Condensed Financial Statements for more information on certain legal proceedings

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in the “Risk Factors” section of the Company’s Information Statement of the Company’s Form 10-12B/A filed on September 21, 2020. There were no material changes during the three months ended September 25, 2020 to the risk factors reported in the “Risk Factors” section of the Company’s Information Statement furnished with the Company’s Form 10-12B/A filed on September 21, 2020.

ITEM 6. EXHIBITS

		Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	2.1	October 13, 2020
3.1	Certificate of Amendment to Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	September 30, 2020
3.2	Amended and Restated Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	October 13, 2020
3.3	Amended and Restated Bylaws of Vontier Corporation	8-K	001-39483	3.2	October 13, 2020
10.1	Credit Agreement, dated as of September 29, 2020, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto	8-K	001-39483	10.1	September 30, 2020
10.2	Employee Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.1	October 13, 2020
10.3	Tax Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.2	October 13, 2020
10.4	Transition Services Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.3	October 13, 2020
10.5	Intellectual Property Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.4	October 13, 2020
10.6	FBS License Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.5	October 13, 2020
10.7	Stockholder’s and Registration Rights Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.6	October 13, 2020
10.8	Vontier Corporation 2020 Stock Incentive Plan*	8-K	001-39483	10.7	October 13, 2020
10.9	Vontier Corporation Non-Employee Directors’ Deferred Compensation Plan	8-K	001-39483	10.8	October 13, 2020

10.10	Form of Restricted Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.9	October 13, 2020
10.11	Form of Restricted Stock Unit Agreement (Non-Employee Directors Deferred Compensation) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.10	October 13, 2020
10.12	Form of Performance Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.11	October 13, 2020
10.13	Form of Stock Option Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.12	October 13, 2020
10.14	Form of Stock Option Agreement (Non-Employee Directors) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.13	October 13, 2020
10.15	Vontier Corporation 2020 Executive Incentive Compensation Plan*	8-K	001-39483	10.14	October 13, 2020
10.16	Vontier Corporation Severance and Change-in-Control Plan for Officers*	8-K	001-39483	10.15	October 13, 2020
10.17	Vontier Corporation Executive Deferred Incentive Plan*	8-K	001-39483	10.16	October 13, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of the Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
*Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: October 30, 2020	By:	/s/ David H. Naemura
David H. Naemura
Senior Vice President and Chief Financial Officer

Date: October 30, 2020	By:	/s/ Lynn Ross
Lynn Ross
Chief Accounting Officer