Form 10-K
period 2020-12-31
Vontier Corp
filed 2021-02-25
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-39483
 ________________________________________________
VONTIER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-2783455
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5438 Wade Park Boulevard, Suite 600
Raleigh, NC 27607
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (984) 247-8308

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	VNT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 18, 2021 there were 168,546,582 shares of Registrant’s common stock outstanding. Prior to the separation of Registrant from Fortive Corporation on October 9, 2020, the registrant was a wholly-owned subsidiary of Fortive Corporation. Consequently, there was no aggregate market value of common stock held by non-affiliates of the Registrant as of June 26, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates of the Registrant as of February 18, 2021 was $5.4 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included in this Form 10-K are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the effect of the COVID-19 pandemic on our global operations, future financial performance, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; our management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; the effects of the separation or the distribution on our business; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Numerous factors could cause our actual results to differ materially from those expressed in our forward-looking statements, including but not limited to the risks and uncertainties set forth in Item 1A of this Form 10-K under the heading “Risk Factors.”

Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the      Form 10-K, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

Summary of Risk Factors
An investment in our company is subject to a number of risks, including risks relating to our business; the separation from and our relationship with Fortive; ownership of our common stock; the successful implementation of our strategy; and our ability to grow our business. Set forth below is a high-level summary of some, but not all, of these risks. The following summary of risk factors is not exhaustive. Please read the information in the section entitled “Risk Factors” beginning on page 9 for a more thorough description of these and other risks.

Risks Related to Our Business
•The effect of the COVID-19 pandemic on our global operations and on the operations of our customers, suppliers, and vendors is having, and is expected to continue to have, a significant impact on our business and results of operations.
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
•We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.
•Our restructuring actions could have long-term adverse effects on our business.

•Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
•As of the date of this Form 10-K, we have outstanding indebtedness of approximately $1.8 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility, as defined below, and in the future we may incur additional indebtedness, all of which could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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

Risks Related to the Separation and Our Relationship with Fortive
•As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of Fortive.
•Potential indemnification liabilities to Fortive pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows. In addition, there can be no assurance that Fortive’s performance of its indemnity obligations to us under the separation agreement regarding certain liabilities will be sufficient.
•If there is a determination that the distribution, together with certain related transactions, is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying Fortive’s private letter ruling from the IRS or tax opinion are incorrect or for any other reason, then Fortive and its stockholders could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities.
•We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions for a two-year period after the distribution in order to avoid triggering significant tax-related liabilities.
•Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Fortive. Also, one of our directors is a recently retired executive officer of Fortive, which may create conflicts of interest or the appearance of conflicts of interest.
•Fortive may compete with us.
•We may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect our businesses.
PART I
ITEM 1. BUSINESS
General
Vontier Corporation is a global industrial technology company that focuses on critical technical equipment, components, and software and services for manufacturing, repair and servicing in the mobility infrastructure industry worldwide. We supply a wide range of solutions spanning advanced environmental sensors, fueling equipment, field payment hardware, remote management and workflow software, vehicle tracking and fleet management, software solutions for traffic light control and vehicle mechanics’ and technicians’ equipment. We market our products and services to retail and commercial fueling operators, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis. Our research and development, manufacturing, sales, distribution, service and administration operations are located in more than 30 countries primarily across North America, Asia Pacific, Europe and Latin America.
We are guided by our shared purpose to mobilize the future to create a better world and we are united by our culture of continuous improvement and bias for actions that embody the Vontier Business System (“VBS”). Through rigorous application of our proprietary VBS set of growth, lean, and leadership tools and processes, we continuously improve business performance in the critical areas of innovation, product development and commercialization, global supply chain, sales and marketing and leadership development. Our commitment to VBS and goal of creating long-term shareholder value has enabled us to drive customer satisfaction and profitability, significant improvements in innovation, growth and operating margins, and disciplined acquisitions to execute our strategy and expand our portfolio into new and attractive markets.
In the mobility technologies market, we are a leading global provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management (“telematics”), and traffic management (“smart city solutions”), with products marketed under the Gilbarco, Veeder-Root, Orpak, Teletrac Navman and Global Traffic Technologies (“GTT”) brands. We market our products and services globally with $432.9 million of our 2020 sales coming from high-growth markets. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, which include Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (with the exception of Japan and Australia). We serve our major markets with local manufacturing, sales, and service capabilities that offer tailored solutions for local customers based on their unique needs. With research and development for our mobility technologies products supporting our local presence in global markets, we deliver innovative solutions to customers around the world.

Through our Gilbarco, Veeder-Root and Orpak businesses, we serve owners and operators of retail fuel stations and convenience stores globally. We market a suite of products, software and services to improve safety, environmental compliance and efficiency across our customers’ forecourts, stores and fuel supply chains. We have a large installed customer base with pay-at-pump devices and convenience stores utilizing our point-of-sale technology globally. We believe our substantial scale and sophisticated technology offerings strategically position us to capitalize on key market trends, including increasing vehicle ownership and infrastructure buildout, particularly in high-growth markets where we believe we have significant opportunities to expand our customer base.

Our telematics solutions are delivered as software-as-a-service (“SaaS”) to commercial and government fleet operators to provide visibility into vehicle location, fuel usage, speed, mileage and other insights into their mobile workforce in order to improve safety and productivity. We believe that our differentiated technology and software solutions are positioned to benefit from increasing regulations worldwide governing driver safety, hours of service and recording and monitoring requirements.

Our smart city solutions focus on improving safety, travel times, fuel costs and on-time performance of public transit and emergency vehicles. Our solutions connect and communicate with intersections, vehicles and emergency/transit operating systems to monitor, assess and take real-time action to change traffic flow so that emergency and transit vehicles get to their destinations as quickly and safely as possible. We believe our smart city solutions help make cities safer and more livable by improving response times of emergency service vehicles and the efficiency of public transport.

We also deliver a broad set of vehicle repair tools and equipment for professional mechanics and technicians under the Matco, Ammco and Coats brands. Matco markets its products and services to automotive dealers, repair shops and fleet maintenance facilities through a network of franchised mobile distributors. Franchisees purchase vehicle repair tools, equipment and services from us and resell to end customers directly. To complement our offering of Matco vehicle repair tools, we have developed a SaaS suite of diagnostic tools and software to enhance repair shop workflow and strengthen relationships with our customers. We also generate sales from initial and recurring franchise fees as well as various financing programs that include installment sales to franchisees. We believe that Matco’s integrated workflow and diagnostic solutions are well positioned to capitalize on the increasing complexity of vehicles as advanced driver-assistance systems and other vehicle automation systems become prevalent.

Through its Ammco and Coats brands, our Hennessy business produces and markets a full line of wheel-service equipment including brake lathes, tire changers, wheel balancers and wheel weights. Hennessy delivers its solutions through a strong distributor network to reach its primary customer base of tire installation and repair shops.
Vontier Corporation is a Delaware corporation and was incorporated in 2019 in connection with the separation of Vontier from Fortive Corporation (“Fortive” or “Former Parent”) on October 9, 2020, as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”). The Separation was effectuated through a pro-rata distribution on October 9, 2020, of 80.1% of the then-outstanding shares of common stock of Vontier Corporation to the holders of common stock of

Fortive as of September 25, 2020. In January 2021, Fortive sold a total of 33.5 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering Fortive no longer owned any of the Company’s outstanding common stock.
In this Annual Report on Form 10-K, the terms “Vontier” or the “Company” refer to either Vontier Corporation or to Vontier Corporation and its consolidated subsidiaries, as the context requires.
Reportable Segment
Vontier operates through one reportable segment comprised of two operating segments: (i) mobility technologies, which is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, telematics and smart city solutions, and (ii) diagnostics and repair technologies, which manufactures and distributes vehicle repair tools, toolboxes and automotive diagnostic equipment and software and a full line of wheel-service equipment. Given the interrelationships of the products, technologies and customers and the resulting similar long-term economic characteristics, we meet the aggregation criteria and have combined our two operating segments into a single reportable segment. Historically, these businesses had operated as part of Fortive Corporation’s Industrial Technologies reportable segment.
Mobility Technologies Products

Through our mobility technologies products, we are a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, telematics, and smart city solutions. Our mobility technologies products are comprised of:

•Retail/Commercial Fueling: Our retail/commercial petroleum products include environmental monitoring and leak detection systems; vapor recovery equipment; fuel dispenser systems for petroleum and compressed natural gas; high-speed chargers for electric vehicles (“EVs”); point-of-sale and secure and automated electronic payment technologies for retail petroleum stations; submersible turbine pumps; and remote monitoring and outsourced fuel management SaaS offerings, including compliance services, fuel system maintenance, fleet management software solutions, and inventory planning and supply chain support. Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores and commercial vehicle fleets. Our retail/commercial petroleum products are marketed under a variety of brands, including ANGI, Gilbarco, Orpak, Red Jacket and Veeder-Root.

•Telematics: Our telematics products include vehicle tracking and fleet management hardware and software solutions offered as SaaS that fleet managers use to position and dispatch vehicles, manage fuel consumption and promote vehicle and driver safety, compliance, operating efficiency and productivity. Typical users of these solutions span large and small fleet owners in a variety of industries and include businesses and other organizations that manage vehicle fleets. Our telematics products are marketed under a variety of brands, including Teletrac Navman.

•Smart City: Our smart city solutions focus on improving public transportation and emergency vehicle travel times, fuel costs and on-time performance. Solutions connect and communicate with intersections, vehicles and emergency/transit operating systems to monitor, assess and take real-time action to change traffic flow so that emergency and transit vehicles get to their destinations as quickly and safely as possible. Typical users of these solutions include public transit and emergency vehicles with applications in broader public transport. Our smart city solutions are provided under a variety of brands, including GTT and Opticom.

Customers in this line of business choose suppliers based on several factors, including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “Competition.” Sales are generally made through independent distributors and our direct sales personnel.

Diagnostics and Repair Technologies Products

Our products consist of:

•Vehicle Repair: We manufacture and distribute vehicle repair tools, toolboxes and automotive diagnostic equipment and software through our network of franchised mobile distributors, who sell primarily to professional mechanics under the Matco brand.

•Wheel-Service Equipment: We produce a full line of wheel-service equipment for automotive tire installation and repair shops, including brake lathes, tire changers, wheel balancers and wheel weights sold through direct sales personnel and independent distributors and distributed under various brands including the Ammco and Coats brands.

Customers in this line of business choose suppliers based on several factors, including relevant innovative features, convenience and the other factors described under “Competition.”
************************************
Research and Development

We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Research and development costs are expensed as incurred.

Manufacturing and Service Capabilities

We currently operate 20 manufacturing and 10 service facilities across 14 countries worldwide. Our facilities are strategically located near our customers in order to provide tailored solutions for local customers based on their unique needs.
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, cast iron, aluminum and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.
During 2020 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
Intellectual Property
We own numerous patents, trademarks, copyrights and trade secrets and licenses to intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any operating segment or to the business as a whole. From time to time we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.”
Competition
We believe that we are a leader in many of our served markets. Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately since none of our competitors offer all of the same product and service lines or serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. We face increased competition in a number of our served markets as a result of the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product and service line. Our management believes that we have a market leadership position in most of the markets we serve. Key competitive factors vary among our products and service lines but include the specific factors noted above with respect to each particular product or service line, and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”
Seasonal Nature of Business
General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, capital equipment sales are often stronger in the fourth calendar quarter and sales to original equipment manufacturers (“OEMs”) are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not subject to material seasonality.
Working Capital
We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items. In addition, our sales and payment terms are generally similar to those of our competitors.
Backlog
Backlog includes unfilled orders and the annual average contract value of signed contracts for our SaaS product offerings. Backlog as of December 31, 2020 and 2019 was $542.5 million and $387.8 million, respectively. We expect that a majority of the unfilled orders as of December 31, 2020 will be delivered to customers within the first half of 2021. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog in 2020 is indicative of short-term sales performance but not necessarily a reliable indicator of medium or long-term sales performance.
Human Capital Resources
The Company’s key human capital management objectives are to attract, motivate, retain and develop the highest quality talent, united by a common culture in pursuit of continuous improvement. To support these objectives, the Company’s human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, comprehensive benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce and innovative culture; and invest in technology, tools, and resources to enable employees at work. We seek to continue to attract, develop and retain world-class leaders and employees globally and to drive their engagement with our customer-centric approach.
As of December 31, 2020, we employed approximately 8,400 persons, of whom approximately 4,000 were employed in the United States and approximately 4,400 were employed outside of the United States. Of our United States employees, approximately 900 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.
Some examples of key programs and initiatives that are focused to attract, motivate, develop and retain our diverse workforce include:
•Formulating our purpose and values
◦Through several voice of the employee sessions, we aligned on our purpose – We are mobilizing the future to create a better world – and our four shared values – stronger together, driven to win, imagine better and create what’s next
◦Our purpose and values are built into the fabric of the Company, communicated in multiple ways and formats to reach everyone across cultures and geographies
•Inclusion, diversity and equity (ID&E). Our ID&E objectives are intended to build teams where employees feel empowered and able to be their authentic selves at work, while employing and supporting a diverse array of voices.
◦Hosted a series of courageous conversations consisting of facilitated small-group dialogue among employees across all regions and functions to address racial injustice issues and culture changes
◦Championed diverse recruiting, promotions and attrition, specifically for gender and underrepresented minority diversity
◦Sponsored eight employee-led Employee Resource Groups (ERGs), including Allies for Inclusion, Asian Pacific Islander Network Alliance, Black Network, La Vida!, myAbilities, Pride, Veterans and Women’s Guild, that represent and support the diverse communities that make up our workforce. Our ERG’s have three pillars of focus; Development, Community and Recruiting. Our ERGs goals facilitate networking and connections with peers, outreach, mentoring, leadership and skill development
◦Formed our Inclusion, Diversity and Equity Council, comprised of senior business leaders. The Council leads, owns, sets and monitors overall ID&E strategy, develops enterprise-wide plans and priorities, and establishes metrics to measure progress
◦Our CEO took two pledges; the CEO Action for Diversity and Inclusion, and The Valuable 500
•Health, wellness and family resources. The Company’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies. Because we want our employees and their families to thrive, this year, we enhanced the ways we help our employees care for themselves and their families, especially in response to COVID-19
◦Paid all global employees for quarantine periods
◦Free mental and behavioral health resources, including on-demand access to the Employee Assistance Program (EAP) for employees and their dependents
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach
•Community & Social Impact. We are committed to providing comfort to those in need and inspiration and opportunity to those who want to improve their world. One primary way we do this is through our unique employee volunteer program – Vontier Cares. Throughout the year, employees make a positive impact in their local communities and have found a multitude of special ways to continue volunteering during the pandemic
•Safety. Our robust safety program prioritizes employee safety and wellbeing across all workplace environments. Established risk control best practices are used, in conjunction with employee input and engagement to create a “beyond compliance” mindset that is under constant review. Systematic management systems either meet or are working towards internationally recognized ISO:45001 management system accreditation, and performance indicators that are biased towards proactive actions are used to measure progress
Government Contracts
Although the substantial majority of our revenue in 2020 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
Regulatory Matters
We face extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of the risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors.”
Environmental Laws and Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 17. Litigation and Contingencies to the Consolidated and Combined Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
Export/Import Compliance
We are required to comply with various U.S. export/import control and economic sanctions laws, such as:
•the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export, in-country transfer and re-export of certain dual-use goods, technology and software (which are items that have both commercial and military or proliferation applications);
•the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and
•the import regulations administered by the U.S. Customs and Border Protection.
Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”

International Operations
Our products and services are available in markets worldwide, and our principal markets outside the United States are in Europe and Asia Pacific. We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target high-growth markets.

The manner in which our products and services are sold outside the United States differs by business and by region. Most of our sales in non-U.S. markets are made by our subsidiaries located outside the United States, though we also sell directly from the United States into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, we generally sell through representatives and distributors.
Available Information
We maintain an internet website at www.vontier.com on which we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material with, or furnishing such material to, the SEC. Our internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC, including Vontier.
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business may also be affected by a number of additional risks and uncertainties not currently known to us or that we currently believe are immaterial, any of which could, directly or indirectly, impair our business, including our results of operations, liquidity and financial condition.
Risks Related to Our Business
The effect of the COVID-19 pandemic on our global operations and the operations of our customers, suppliers, and vendors is having, and is expected to continue to have, a significant impact on our business and results of operations.

Our global operations expose us broadly to the COVID-19 pandemic, which continues to spread worldwide. In particular, continued efforts to mitigate the spread of the virus have caused us, our suppliers, and customers to reduce commercial activities and utilization of facilities and manufacturing sites, resulting in reduction in demand for our products and services, our ability to source required materials and components, and our ability to manufacture, sell, and service our products. In addition, implementation of measures to help control the spread of the virus, including internal work-from-home policies to protect the health of our employees and community, “shelter-in-place” and “stay at home” orders, travel restrictions, school closures, social distancing measures and re-opening restrictions have negatively impacted our collaboration efforts with our global colleagues, customers, vendors, and service providers, and our ability to retain our workforce without implementing targeted furloughs, and have increased the risk and cost of protecting against cyber-attacks. Shelter-in-place orders from state and local governments and similar government orders and restrictions to control the spread of COVID-19 have significantly impacted our ability, and the ability of our franchisees, to make in-person sales and service visits to customers. In addition, such shelter-in-place orders and social distancing measures have significantly reduced overall driving and vehicle utilization in almost every jurisdiction, resulting in reduced demand for our products. Furthermore, the volatility and disruption in the capital markets from the COVID-19 pandemic and its impact on the global economy has adversely effected the cost of, and access to, capital. While we continue to implement global and local response teams, incremental cost reduction efforts, and business continuity efforts internally and with our customers, suppliers, and vendors, the duration and extent of the operational and financial impact of the COVID-19 pandemic remains highly uncertain.

The degree to which COVID-19 impacts us going forward will depend on future developments that are highly uncertain and therefore cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, or the actions taken to contain the spread and impact of COVID-19, and how quickly and to what extent normal economic, market, and operating conditions resume. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy and consumer confidence.

Changes in, or status of implementation of, industry standards and governmental regulations, including interpretation or enforcement thereof, may reduce demand for our products or services, increase our expenses or otherwise adversely impact our business model.

We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, fuel economy standards, the environment and electronic communications, employment and franchising regulations and market standardizations, such as the Europay, MasterCard and Visa (“EMV”) global standards. We develop, configure and market our products, services and business model to meet customer needs created by these regulations and standards. These regulations and standards are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change or delay in implementation in any of these regulations or standards (or in the interpretation, application or enforcement thereof) could reduce or delay demand for our products and services, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services, or could otherwise adversely impact our business model. Furthermore, as our customer base as a whole progresses or completes the implementation of such regulations or standards the incremental demand generated by the initial adoption thereof will abate and our revenue will decline incrementally as demand drops, which may have an adverse impact on our financial results. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations or implementation of industry standards on the timeline we expect. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations or industry standards, or the adoption of new regulations or industry standards which our products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines or industry standard implementation timelines may result in substantially different levels of demand for our products and services from period to period. For example, new regulations addressing emissions of greenhouse gasses due to impacts of climate change could result in product standard requirements and could adversely impact the cost, production, sales and financial performance of our operations.

Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

We generally sell our products and services in an industry that is characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to correctly identify customer needs and preferences, and predict future needs and preferences, including from new developments and innovation related to, among other things, electric vehicles and autonomous vehicles.

In particular, the transportation industry has experienced an incremental increase in the development, adoption and use of alternative power systems, including fuel cells, plug-in hybrids, and electric cars. Although the current adoption rate of alternative power systems in the transportation industry is not anticipated to materially reduce the internal combustion based global car parc in the near future, continued increase in the adoption of alternative power systems over an extended number of years may alter the nature of the global car parc in such a manner as to reduce the demand for petroleum fuel and, correspondingly, demand for our retail and commercial petroleum products, including our fuel dispenser systems, petroleum monitoring systems, and electronic payment technologies for retail petroleum stations. In addition, technological advances in alternative power systems may reduce the frequency of required maintenance for vehicles, resulting in lower demand for our vehicle repair tools.

Furthermore, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and services that do not lead to significant sales, which would adversely affect our profitability. Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer.
The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired company before we acquired it. In most of these agreements; however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.
In addition to the environmental, health, safety, anticorruption, data privacy and other regulations noted elsewhere in this Form 10-K, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including the following:
•we are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory;
•we also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts;
•we are also required to comply with increasingly complex and changing data privacy regulations in multiple jurisdictions that regulate the collection, use, protection and transfer of personal data, including the transfer of personal data between or among countries. Many of these foreign data privacy regulations (including the General Data Protection Regulation effective in the European Union in May 2018) are more stringent than those in the U.S. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position;
•we are also required to comply with complex and evolving state, U.S. and foreign laws regarding the distribution of our products and services, including franchise laws and regulations. These rules are subject to change due to new or amended legislation or regulations, administrative or judicial interpretation or government enforcement policies. Any such change could adversely impact our current distribution and franchising business models and result in a decrease in sales or expose us to other significant costs affecting our business and financial position; and
•we are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions. For example, the California legislature’s passage of Assembly Bill 5, which codifies a new test for determining employee or independent contractor status in California, may impact the treatment of franchisees in our diagnostics and repair technologies business in California. In addition, it is possible that other jurisdictions may enact similar laws. As a result of the enactment of Assembly Bill 5, the lack of clear guidance from regulatory authorities and the courts on the application of Assembly Bill 5, and the possibility that other jurisdictions may enact similar laws, there is significant uncertainty regarding what the worker classification regulatory landscape will look like in future years. If regulatory authorities or courts determine that our franchisees are not independent contractors, we may be required to withhold and pay certain taxes in respect of such franchisees, may be liable for unpaid past taxes, unpaid wages and potential penalties, and may be subject to wage and hour laws and requirements (such as those pertaining to minimum wage and overtime), claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance, which could have an adverse effect on our business and financial position.
These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. For additional information regarding these risks, please refer to the section entitled “Business—Regulatory Matters.”
International economic, political, legal, compliance, epidemic and business factors could negatively affect our financial statements.
In 2020, approximately 30% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
•interruption in the transportation of materials to us and finished goods to our customers;
•differences in terms of sale, including payment terms;
•local product preferences and product requirements;
•changes in a country’s or region’s political or economic conditions, including changes in relationship with the U.S.;
•trade protection measures, embargoes and import or export restrictions and requirements;
•unexpected changes in laws or regulatory requirements, including changes in tax laws;
•capital controls and limitations on ownership and on repatriation of earnings and cash;
•epidemics, such as the coronavirus outbreak, that adversely impact travel, production or demand;
•the potential for nationalization of enterprises;
•limitations on legal rights and our ability to enforce such rights;
•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•difficulties in implementing restructuring actions on a timely or comprehensive basis;
•differing protection of intellectual property; and
•greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals.
Any of these risks could negatively affect our financial statements, business, growth rate, competitive position, results of operations and financial condition.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2020, the net carrying value of our goodwill and other intangible assets totaled approximately $1.3 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. For example, due in large part to the impacts of the COVID-19 pandemic, in early 2020 after reducing our forecasted sales and operating profit for our Telematics business, we performed a quantitative impairment assessment of that business. We determined that the change in forecast indicated the related carrying value of goodwill may not be recoverable, resulting in an impairment of $85.3 million. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets in the future. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.
Some of our existing or legacy businesses have in the past been, and in the future may be, the subject of suits brought by plaintiffs asserting that they have contracted or may contract either mesothelioma or another asbestos-related condition in connection with exposure to or use of products previously made or sold by such businesses. Many asbestos-related conditions, such as mesothelioma, have long latency periods in which the disease process develops, making it difficult to accurately predict the types and numbers of such claims in the future. While insurance coverage exists for many of these asbestos litigations, others may have no such coverage. If our insurance coverage is not applicable or is not adequate, we may be responsible for all defense expenditures, as well as any settlements or verdict payouts. Any future asbestos-related litigation, brought against us or our subsidiaries, whether with or without merit, could result in substantial liabilities and costs to us as well as divert the attention of our management, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our restructuring actions could have long-term adverse effects on our business.
In recent years, we have implemented multiple, significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
The performance of the financial markets and interest rates impact our defined benefit pension plan expenses and funding obligations. Significant changes in market interest rates, decreases in the fair value of plan assets, investment losses on plan assets and changes in discount rates may increase our funding obligations and adversely impact our financial statements. In addition, upward pressure on the cost of providing health care coverage to current employees and retirees may increase our future funding obligations and adversely affect our financial statements.
As of the date of this Form 10-K, we have outstanding indebtedness of approximately $1.8 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
As of the date of this Form 10-K, we have outstanding indebtedness of approximately $1.8 billion, and have the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility. See the section entitled “Liquidity and Capital Resources.” This debt could have important, adverse consequences to us and our investors, including:
•requiring a substantial portion of our cash flow from operations to make interest payments;
•making it more difficult to satisfy other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our businesses;
•limiting our flexibility in planning for, or reacting to, changes in our businesses and industries; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.
The instruments governing the debt financing contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term interest. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to obtain and maintain credit ratings from independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. If we add new debt, the risks described above could increase. For additional information regarding the debt financing, please refer to the section entitled “Liquidity and Capital Resources.”
The risks described above will increase with the amount of indebtedness we incur, and in the future we may incur significant indebtedness in addition to the indebtedness described above. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy (if we pay dividends), seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that will govern our indebtedness may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness will depend on the generation of cash flow by our subsidiaries, including certain international subsidiaries, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make adequate distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.
Any inability to consummate acquisitions at our historical rates and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.
Our ability to grow sales, earnings and cash flow at or above our historical rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, some of which may be material; please refer to “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” for additional details. These acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial statements:
•any business, technology, service or product that we acquire or invest in could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably;
•we may incur or assume significant debt in connection with our acquisitions, investments, joint ventures or strategic relationships, which could also cause a deterioration of our credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets;
•acquisitions, investments, joint ventures or strategic relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;
•pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;
•acquisitions, investments, joint ventures or strategic relationships could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address;
•we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture or strategic relationship;
•we may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;
•in connection with acquisitions and joint ventures, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results;
•in connection with acquisitions and investments, we have recorded significant goodwill and other intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur impairment charges; and
•we may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have sold could adversely affect our financial statements.
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse tax, financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to certain businesses or assets we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, changes in global trade policies, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, natural disasters, terrorist attacks, and other challenges that affect the global economy adversely affect us and our distributors, customers and suppliers, including having the effect of:
•reducing demand for our products, software and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;
•increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;
•increasing price competition in our served markets;
•supply interruptions, which could disrupt our ability to produce our products;
•increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets;
•increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and
•increasing the risk of credit defaults under the extensions of credit that we provide in connection with our diagnostics and repair technologies operations.
In addition, adverse general economic conditions may lead to instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility. If we are unable to access capital and credit markets on terms that are acceptable to us or our lenders are unable to provide financing in accordance with their contractual obligations, we may not be able to make certain investments or acquisitions or fully execute our business plans and strategies. Furthermore, our suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers or financial counterparties to access credit at interest rates and on terms that are acceptable to them could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of our products and services and cause delays in the delivery of key products from suppliers.
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets, if there is instability in global capital and credit markets, or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.
Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional payments for prior periods.
We are subject to income and transaction taxes in the U.S. and in numerous non-U.S. jurisdictions. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of our effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected; please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of additional factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of the factors referenced in the first sentence of this paragraph may be substantially different from period to period.

In addition, the amount of income taxes we pay is and may be subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. If we decide to repatriate earnings from foreign jurisdictions that have been considered permanently reinvested under foreign tax law standards, it could also increase our effective tax rate.
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.

Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’

products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our profitability.

Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
As further discussed in the section entitled “Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.
If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, contractual commitment, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.

Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our profitability.
A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect our business, reputation and financial statements.
We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent. While to date none of these incidents have been material to our operations, any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and financial statements.

If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Failure to comply with the requirements of EU General Data Protection Regulation that became effective in May 2018 (“GDPR”) and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. There is also a new, broad privacy law in California, the California Consumer Privacy Act (“CCPA”), which came into effect in January 2020. The CCPA has some of the same features as the GDPR, and has already prompted several other states to follow with similar laws. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. In addition, compliance with the varying data privacy regulations across the United States and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.
Defects, tampering, unanticipated use or inadequate disclosure with respect to our products or services (including software), or allegations thereof, could adversely affect our business, reputation and financial statements.
Manufacturing or design defects impacting safety, cybersecurity or quality issues (or the perception of such issues) for our products and services can lead to personal injury, death, property damage, data loss or other damages. These events could lead to recalls or safety or other public alerts, result in product or service downtime or the temporary or permanent removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, downtime, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.
Risks Related to the Separation and Our Relationship with Fortive
We have a limited history of operating as a separate, publicly traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about us in this Form 10-K for periods prior to the separation refers to our businesses as operated by and integrated with Fortive. Our historical financial information included in this Form 10-K for periods prior to the separation is derived from the consolidated financial statements and accounting records of Fortive. Accordingly, the historical financial information included for periods prior to the separation does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or those that we will achieve in the future, primarily as a result of the factors described below:
•our businesses have been operated by Fortive as part of its broader corporate organization, rather than as a separate, publicly traded company. Fortive or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, auditing, human resources, corporate affairs and finance. Our historical financial results reflect allocations of corporate expenses from Fortive for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate, publicly traded company;

•historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we have entered into transition agreements with Fortive, these arrangements may not fully capture the benefits we have previously enjoyed as a result of being integrated with Fortive and may result in paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition;
•generally, our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of Fortive. We may now need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and
•the cost of capital for our businesses may be higher as a separate, publicly traded company than Fortive’s cost of capital.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Fortive.
As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of Fortive.
There is a risk that, as a separate, publicly traded company, we may become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of Fortive. As part of Fortive, we were able to enjoy certain benefits from Fortive’s operating diversity, purchasing power and opportunities to pursue integrated strategies with Fortive’s other businesses. As a separate, publicly traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets. Additionally, as part of Fortive, we were able to leverage the Fortive historical market reputation and performance and brand identity to recruit and retain key personnel to run our business. As a separate, publicly traded company, we will not have the same historical market reputation and performance or brand identity as Fortive and it may be more difficult for us to recruit or retain such key personnel.
Potential indemnification liabilities to Fortive pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.
The separation agreement, among other things, provides for indemnification obligations (for uncapped amounts) designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation. If we are required to indemnify Fortive under the circumstances set forth in the separation agreement, we may be subject to substantial liabilities.
In connection with our separation from Fortive, Fortive agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Fortive’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the separation agreement and certain other agreements with Fortive, Fortive agreed to indemnify us for certain liabilities as discussed further in “Certain Relationships and Related Transactions, and Director Independence.” However, third parties could also seek to hold us responsible for any of the liabilities that Fortive has agreed to retain, and there can be no assurance that the indemnity from Fortive will be sufficient to protect us against the full amount of such liabilities, or that Fortive will be able to fully satisfy its indemnification obligations. In addition, Fortive’s insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the separation, and in any event Fortive’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if we ultimately succeed in recovering from Fortive or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our businesses, financial position, results of operations and cash flows.
If there is a determination that the distribution, together with certain related transactions, is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying Fortive’s private letter ruling from the IRS or tax opinion are incorrect or for any other reason, then Fortive and its stockholders could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities.
Fortive has received a private letter ruling from the IRS to the effect that, among other things, the separation and the distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Fortive’s completion of the distribution was conditioned on, among other things, the receipt of an opinion of tax counsel, to the effect that, among other things, the distribution, together with certain related transactions, will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion of tax counsel and the private letter ruling relied on certain facts, assumptions, representations and undertakings from Fortive and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Fortive and its stockholders may not be able to rely on the private letter ruling or the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling or opinion of tax counsel, the IRS could determine on audit that the distribution or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Fortive or us after the distribution. If the distribution or any of certain related transactions is determined to be taxable for U.S. federal income tax purposes, Fortive and/or its stockholders could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities.
In addition, under the tax matters agreement between Fortive and us, we are generally required to indemnify Fortive against taxes incurred by Fortive that arise as a result of a breach of a representation made by us, or as a result of us taking or failing to take, as the case may be, certain actions, including in each case those provided in connection with the private letter ruling from the IRS or opinion of tax counsel, that result in the distribution, together with certain related transactions, failing to meet the requirements of a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Code.
We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions for a two-year period after the distribution in order to avoid triggering significant tax-related liabilities.
To preserve the tax-free treatment for U.S. federal income tax purposes to Fortive of the distribution and certain related transactions, under the tax matters agreement that we entered into with Fortive, we are restricted from taking any action that prevents the distribution, together with certain related transactions, from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, we are subject to specific restrictions on our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. These restrictions will not limit the acquisition of other businesses by us for cash consideration. In addition, under the tax matters agreement, we may be required to indemnify Fortive against any tax liabilities as a result of the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. Such restrictions may reduce our strategic and operating flexibility.
Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Fortive. Also, one of our directors is a recently retired executive officer of Fortive, which may create conflicts of interest or the appearance of conflicts of interest.
Because of their current or former positions with Fortive, certain of our executive officers and directors own equity interests in Fortive. Continuing ownership of shares of Fortive common stock and equity awards could create, or appear to create, potential conflicts of interest if we and Fortive face decisions that could have implications for both Fortive and us. In addition, one of our directors, Martin Gafinowitz, is a recently retired former executive officer of Fortive. This relationship could create, or appear to create, potential conflicts of interest when we and Fortive encounter opportunities or face decisions that could have implications for both companies.
Fortive may compete with us.
Fortive will not be restricted from competing with us. If Fortive, in the future, decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.
We may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect our businesses.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our businesses, operating results and financial condition could be adversely affected. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•Fortive’s Industrial Technologies business, which became our business, benefited from Fortive’s size and purchasing power in procuring certain goods, services and technologies. As a separate, independent entity, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable as those Fortive obtained prior to the separation. We may also incur costs for certain functions previously performed by Fortive, such as accounting, tax, legal, human resources and other general administrative functions, that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease;
•the actions required to separate our and Fortive’s respective businesses could disrupt our and Fortive’s operations after the separation;
•certain costs and liabilities that were otherwise less significant to Fortive as a whole are more significant for us as a stand-alone company;
•we have incurred and may continue to incur costs in connection with the transition to being a standalone public company that may include accounting, tax (including certain transaction taxes, which are borne equally by us and Fortive), legal and other professional services costs, recruiting and relocation costs associated with hiring or reassigning our personnel, costs related to establishing a new brand identity in the marketplace and costs to separate information systems;
•we may not achieve the anticipated benefits of the separation for a variety of reasons, including, among others: (i) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Fortive and (ii) our businesses are less diversified than Fortive’s businesses prior to the separation; and
•to preserve the tax-free treatment for U.S. federal income tax purposes to Fortive of the distribution and certain related transactions, under the tax matters agreement that we entered into with Fortive, we are restricted from taking any action that adversely affects the distribution, together with certain related transactions, from being tax-free for U.S. federal income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our businesses.

We or Fortive may fail to perform under various transaction agreements executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
The separation agreement and other agreements entered into in connection with the separation determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a period of time after the separation. We rely on Fortive to satisfy its performance and payment obligations under these agreements. If Fortive is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our businesses effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Fortive currently provides to us. However, we may not be successful in implementing these systems and services or in transitioning data from Fortive’s systems to us.
In addition, we expect this process to be complex, time-consuming and costly. We are also establishing or expanding our own tax, treasury, internal audit, investor relations, corporate governance and listed company compliance and other corporate functions. We expect to incur one-time costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that Fortive historically provided us prior to the separation. Any failure or significant downtime in our own financial, administrative or other support systems or in the Fortive financial, administrative or other support systems during the transitional period during which Fortive provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and foreign currency transactions or performing administrative or other services on a timely basis, which could negatively affect our results of operations.
In particular, our day-to-day business operations rely on information technology systems. A significant portion of the communications among our personnel, customers and suppliers take place on information technology platforms. We expect the transfer of information technology systems from Fortive to us to be complex, time consuming and costly. There is also a risk of data loss in the process of transferring information technology. As a result of our reliance on information technology systems, the cost of such information technology integration and transfer and any such loss of key data could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Shares of Our Common Stock
Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others:
•the inability of our stockholders to call a special meeting;
•the inability of our stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of the Board to issue preferred stock without stockholder approval;
•the division of the Board into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•provision that stockholders may only remove directors with cause;
•the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board; and
•the requirement that the affirmative vote of stockholders holding at least two-thirds of our voting stock is required to amend our amended and restated bylaws and certain provisions in our amended and restated certificate of incorporation.
In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the Board of Directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the Board of Directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder. Fortive and its affiliates have been approved as an interested stockholder of ours and therefore are not subject to Section 203.
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders. Our amended and restated certificate of incorporation further designates the federal district courts of the United States of America as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These forum selection provisions could discourage lawsuits against us and our directors, officers, employees and stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent otherwise, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. We recognize that this forum selection clause may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Our amended and restated certificate of incorporation further provides that, unless we consent otherwise, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These forum selection provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors, officers, employees and stockholders.
General Risk Factors
Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.

Many of our businesses operate in industries that are intensely competitive and have been subject to consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors. See “Business—Competition.” In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new or enhanced products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related stockholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies we invest in or acquire. We rely on our suppliers to adhere to our supplier standards of conduct. Material violations of such standards of conduct could occur that could have a material effect on our financial statements.
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business, reputation and financial statements.
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes and impose end-of-life disposal and takeback programs. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. In addition, some of our operations require the controlled use of hazardous or energetic materials in the development, manufacturing or servicing of our products. We cannot assure you that our environmental, health and safety compliance program (or the compliance programs of businesses we acquire) has been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements. Moreover, any accident that results in significant personal injury or property damage, whether occurring during development, manufacturing, servicing, use, or storage of our products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage, harm to our reputation, and reduction in morale among our employees, any of which may adversely and materially affect our results of operations.
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.

Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business and financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, franchising and product distribution, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in these lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets that we were previously unable to estimate or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business.
If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain; however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, including our competitive position, and financial statements.
Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing or using certain products or be required to redesign, re-engineer or re-brand our products at substantial cost, any of which could adversely impact our competitive position and financial statements. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial statements.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company following the separation from Fortive, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we expect we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our independent registered public accounting firm will also be required to express an opinion as to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
If we suffer a loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.

Our ability to attract, develop and retain talented executives and other key employees is critical to our success.
Our future performance is dependent upon our ability to attract, motivate and retain executives and other key employees. The loss of services of executives and other key employees or the failure to attract, motivate and develop talented new executives or other key employees could prevent us from successfully implementing and executing business strategies, and therefore adversely affect our financial statements. Our success also depends on our ability to attract, develop and retain a talented employee base. Certain employees could leave us given uncertainties relating to the separation, resulting in the inability to operate our business with employees possessing the appropriate expertise, which could have an adverse effect on our performance.
Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
Certain of our U.S. and non-U.S. employees are subject to collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our financial statements and business, including our productivity and reputation.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Raleigh, North Carolina in a facility that we lease. As of December 31, 2020, our facilities included approximately 35 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 15 of these facilities are located in the United States and approximately 20 are located outside the United States. We own an approximately 660,000 square foot mixed use facility that serves as manufacturing and office space in Greensboro, North Carolina.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 10. Leases to the Consolidated and Combined Financial Statements for additional information with respect to our lease commitments.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. Please refer to Note 17. Litigation and Contingencies to the Consolidated and Combined Financial Statements for more information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 25, 2021. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
Mark D. Morelli	57	President and Chief Executive Officer	2020
David H. Naemura	51	Senior Vice President, Chief Financial Officer and Treasurer	2020
Kathryn K. Rowen	42	Senior Vice President and General Counsel	2020
Andrew Nash	57	Senior Vice President, Human Resources	2020
Mark D. Morelli has served as our President and Chief Executive Officer since January 2020. Mr. Morelli previously served as President and Chief Executive Officer of Columbus McKinnon Corporation from February 2017 to January 2020 and prior to that served as President and Chief Operating Officer of Brooks Automation, Inc. from January 2012 to March 2016. Prior to serving at Brooks Automation, Inc., Mr. Morelli was the Chief Executive Officer of Energy Conversion Devices, an alternative energy company (which voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code within one year after the date on which Mr. Morelli ceased to serve as its Chief Executive Officer). Prior to that, Mr. Morelli served in various positions with United Technologies Corporation from June 1993 to September 2007, where he progressed through product management, marketing, strategy and increasing responsibilities of general management. Mr. Morelli began his career as a U.S. Army officer and helicopter pilot, serving as a company commander of an attack helicopter unit. Mr. Morelli brings to us a track record of delivering strong operational results and driving improvements in innovation to accelerate long-term growth and has demonstrated a strategic ability to build a company for long-term success.
David H. Naemura has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2020. Mr. Naemura previously served as Chief Financial Officer of Gates Industrial Corporation from March 2015 to January 2020. Prior to his time at Gates Industrial Corporation, Mr. Naemura served as Vice President of Finance and Group Chief Financial Officer at Danaher Corporation from April 2012 to March 2015, overseeing many of the businesses within our portfolio, and previously served as Danaher Corporation’s Test & Measurement Communications Platform Chief Financial Officer from January 2009 to April 2012. Prior to serving at Danaher Corporation, Mr. Naemura was employed by Tektronix Corporation from August 2000 to January 2009, including during its acquisition by Danaher Corporation in 2007.
Kathryn K. Rowen has served as our Senior Vice President and General Counsel since September 2020 and prior thereto served as Vice President, Corporate Social Responsibility, Employment and Litigation of Fortive Corporation from January 2020 to August 2020, as Vice President, Labor & Employment and Litigation from January 2018 to January 2020, and as Vice President, Labor and Employment from January 2017 to January 2018 of Fortive Corporation. Prior to joining Fortive Corporation, Ms. Rowen served at Raytheon Company in legal roles of increasing responsibility from October 2011 to January 2017.

Andrew Nash has served as our Senior Vice President, Human Resources since January 2020 and prior thereto served as Vice President, Global Human Resources (Transportation Technologies & Franchise Distribution) of Fortive Corporation from August 2018 to December 2019 and as Vice President, Global Human Resources (Transportation Technologies) of Fortive Corporation from July 2016 to August 2018. Prior to his time at Fortive Corporation, Mr. Nash served at Gilbarco Inc., a subsidiary of Danaher Corporation, as Vice President, Global Human Resources from December 2009 to July 2016.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the New York Stock Exchange under the symbol VNT. As of February 18, 2021, there were 1,027 holders of record of our common stock.
Issuer Purchases of Equity Securities
None
Recent Issuances of Unregistered Securities
None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vontier Corporation (“Vontier”, the “Company,” “we,” “us,” or “our”) is a global industrial technology company that focuses on critical technical equipment, components, software and services for manufacturing, repair and servicing in the mobility infrastructure industry worldwide. We supply a wide range of solutions, spanning advanced environmental sensors, fueling equipment, field payment hardware, remote management and workflow software, vehicle tracking and fleet management software, solutions for traffic light control and vehicle mechanics’ and technicians’ equipment. We market our products and services to retail and commercial fueling operators, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results and operations and financial condition of the Company. Our MD&A should be read in conjunction with our consolidated financial statements and the accompanying Notes to the Financial Statements included elsewhere in this Annual Report.
BASIS OF PRESENTATION
The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Fortive’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Vontier have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable.
Following the Separation, the consolidated financial statements include the accounts of Vontier and those of our wholly-owned subsidiaries and no longer include any allocations from Fortive. Accordingly:
•The Consolidated Balance Sheet as of December 31, 2020 consists of our balances, while the Combined Balance Sheet as of December 31, 2019 consists of the combined balances of the Vontier Businesses.
•The Consolidated and Combined Statement of Earnings and Comprehensive Income for the year ended December 31, 2020 consist of our results from the date of the Separation through December 31, 2020 and the combined results of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statements of Earnings and Comprehensive Income for the years ended December 31, 2019 and 2018, consist of the combined results of the Vontier Businesses.
•The Consolidated and Combined Statement of Changes in Stockholders’ Equity for the year ended December 31, 2020 consists of our consolidated activity from the date of the Separation through December 31, 2020 and the combined activity of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018, consist of the combined activity of the Vontier Businesses.
•The Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2020 consists of our consolidated activity from the date of the Separation through December 31, 2020 and the combined activity of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statements of Cash Flows for the years ended December 31, 2019 and 2018, consist of the combined activity of the Vontier Businesses.
Our Consolidated and Combined Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.

All significant transactions between the Company and Fortive have been included in the accompanying Consolidated and Combined Financial Statements for all periods presented. Cash transactions with Fortive prior to the Separation are reflected in the accompany Consolidated and Combined Statements of Changes in Stockholders’ Equity as “Net transfers to Former Parent” and “Consideration to Former Parent in connection with the Separation” and in the accompanying Consolidated and Combined Balance Sheets within “Former Parent’s investment”. Former Parent’s investment, which included Retained earnings (Accumulated deficit) prior to the Separation, represents Fortive’s interest in our recorded net assets prior to the Separation. In addition, the accumulated net effect of intercompany transactions between us and Fortive or Fortive affiliates for periods prior to the Separation are included in Former Parent’s investment.
On October 9, 2020, in connection with the Separation, Former Parent’s investment was redesignated within stockholders’ equity. The Agreements include a “Wrong-Pockets Provision” that allows the parties to make adjustments to ensure the separation-related transactions were executed in accordance with the Agreements. In periods subsequent to the Separation, we may make adjustments to balances transferred at the Separation date in accordance with the Wrong-Pockets Provision. Any such adjustments are recorded through stockholders’ equity.
The financial statements include our accounts and the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated and Combined Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on our consolidated and combined results of operations, therefore net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in our Consolidated and Combined Statements of Earnings and Comprehensive Income. Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.
Our historical Consolidated and Combined Financial Statements include expense allocations for certain support functions that are provided on a centralized basis within Fortive, such as corporate costs, shared services and other selling, general and administrative costs that benefit the Company, among others. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive during the applicable periods. Related-party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 20. Related-Party Transactions to the Consolidated and Combined Financial Statements.
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
Prior to the Separation, we were dependent upon Fortive for all our working capital and financing requirements under Fortive’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Vontier and related to the Separation, including the financial transactions described below, financial transactions relating to our business operations prior to the Separation were accounted for through Former Parent’s investment. Accordingly, none of the Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to us in the financial statements for periods prior to the Separation.

OVERVIEW
General
Please see “Item 1. Business – General” included in this Annual Report for a discussion of the Company’s strategies for delivering long-term shareholder value. Vontier offers critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. We supply a wide range of mobility technologies and diagnostics and repair technologies solutions, spanning advanced environmental sensors, fueling equipment, field payment hardware, remote management and workflow software, vehicle tracking and fleet management software-as-a-service solutions, professional vehicle mechanics’ and technicians’ equipment and traffic priority control systems. We market our products and services to retail and commercial fueling operators, commercial vehicle repair businesses, municipal governments, and public safety entities and fleet owners/operators on a global basis.

Our research and development, manufacturing, sales, distribution, service and administrative operations are located in more than 30 countries across North America, Asia Pacific, Europe and Latin America. In addition, we sell our products in these countries and multiple other markets in these regions.
Business Performance

The global outbreak of a novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020 and has surfaced in nearly all regions around the world, which resulted in governments implementing strict measures to help contain or mitigate the spread of the virus, including quarantines, “shelter-in-place” and “stay at home” orders, travel restrictions, school and commercial facility closures, re-opening restrictions, among others (collectively “virus control measures”). Further, the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency issued Guidance documents for use by businesses and states defining “critical-infrastructure” industries that may continue to operate despite the virus control measures implemented. These virus control measures led to slowdowns or shutdowns for businesses deemed both “essential” and “non-essential” in affected areas, causing significant disruption in the financial markets both globally and in the United States, especially in the second quarter. As of the end of the year, the virus control measures had eased in most regions and all of our locations were open and operating.

Given the nature of our business, COVID-19 impacted our businesses and operating results during the year ended December 31, 2020, directly with reduced demand from customers operating in non-essential end markets and indirectly with reduced demand created by macroeconomic disruption or disruption in adjacent end markets. COVID-19 impacted our businesses and operating results broadly across all geographies, as virus control measures were deployed in most regions during the year ended December 31, 2020. Our business was impacted less in the second half of the year by the virus control measures as restrictions eased and demand returned.

While differences exist among our businesses, on an overall basis, demand for our hardware and software products and services decreased during the first half of the year and increased during the second half of the year ended December 31, 2020. As compared to the comparable period of 2019, aggregate year-over-year total sales decreased 2.4% for the year ended December 31, 2020. Sales from existing businesses declined 1.2% during the year ended December 31, 2020, as compared to the comparable period of 2019. The decrease in total sales and sales from existing businesses during the year ended December 31, 2020 was primarily driven by the direct and indirect impacts of COVID-19 which was partially offset by strong demand for and shipments of fuel management systems in North America related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards and Mexico regulatory demand. Our diagnostics and repair portfolio also experienced periods of strong demand across most product categories, most notably specialty and hardline tools. Changes in foreign currency exchange rates and other items negatively impacted our sales growth by 1.0% during the year ended December 31, 2020 compared to the comparable period in 2019.

Geographically, year-over-year total sales and sales from existing businesses for the year ended December 31, 2020, increased by an insignificant amount in developed markets and declined at a rate in the high-single digits in high-growth markets. These movements were primarily driven by a decline in Western Europe at a high-single digit rate and a decline in Asia of more than 20% which was partially offset by a low-single digit increase in North America.

Outlook

While we expect overall sales and sales from existing businesses to be relatively flat on a year-over-year basis in 2021, we continue to monitor macro-economic and geopolitical developments including global uncertainties related to governmental policies toward international trade, monetary and fiscal policies and the impacts of COVID-19. We will also continue to monitor the other factors identified above in “Item 1A. Risk Factors”

We are closely monitoring the health of our employees, and have implemented safety protocols at our facilities to ensure the health and safety of our employees. In addition, we are continuing to monitor the financial health of our suppliers and customers, and their ability to maintain production capacity and meet our operational requirements. Individuals contracting or being exposed to COVID-19, or who are unable to report to work due to future virus control measures, may significantly disrupt production throughout our supply chain and negatively impact our sales channels. Further, our customers may be directly impacted by business curtailments or weak market conditions, and may not be willing or able to accept shipments of products, may cancel orders, and may not be able to pay us on a timely basis.

Despite the virus control measures in place in geographies critical to our supply chain, we have successfully implemented solutions to support our operations and have not experienced significant production material shortages, supply chain constraints, or distribution limitations impacting our operations as of the date of this Report.

To mitigate the impact of the economic conditions from the COVID-19 pandemic as well as geopolitical uncertainties related to governmental policies toward international trade, monetary and fiscal policies, we will continue applying and deploying the Vontier Business System to actively manage our supply chain and drive operating efficiencies, and continue to collaborate with our customers and suppliers to minimize disruption to their businesses. Additionally, we will continue actively managing our working capital with a focus on maximizing cash flows and cost efficiency. We continue to assess market conditions and take actions as we deem necessary to appropriately position our businesses in light of the economic environment and geopolitical uncertainties.

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

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Year Ended
($ in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Total sales	$2,704.6	$2,772.1	$2,665.9
Total cost of sales	(1,516.5)	(1,581.3)	(1,530.8)
Gross profit	1,188.1	1,190.8	1,135.1
Operating costs:
Selling, general and administrative expenses (“SG&A”)	(508.4)	(491.3)	(499.3)
Research and development expenses (“R&D”)	(126.2)	(136.4)	(136.2)
Impairment of goodwill	(85.3)	—	—
Operating profit	$468.2	$563.1	$499.6

Gross profit as a % of sales	43.9%	43.0%	42.6%
SG&A as a % of sales	18.8%	17.7%	18.7%
R&D as a % of sales	4.7%	4.9%	5.1%
Operating profit as a % of sales	17.3%	20.3%	18.7%

Components of Sales Growth

	2020 vs 2019	2019 vs 2018
Total revenue growth (GAAP)	(2.4)%	4.0%
Existing businesses (Non-GAAP)	(1.2)%	5.6%
Acquisitions (Non-GAAP)	(0.2)%	0.5%
Currency exchange rates (Non-GAAP)	(0.6)%	(2.1)%
Other (Non-GAAP)	(0.4)%	—%
2020 Compared to 2019
Total sales and sales from existing businesses within our mobility technologies platform decreased at a low-single digit rate during the year ended December 31, 2020 as compared to the comparable period of 2019. The year-over-year results during the year ended December 31, 2020 were primarily driven by the direct and indirect impacts of COVID-19 across most product categories and significant geographies which was partially offset by strong demand for and shipments of fuel management systems in North America related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards and Mexico regulatory demand.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform decreased at a low-single digit rate during the year ended December 31, 2020 as compared to the comparable period in 2019. The results in the year ended December 31, 2020 were primarily driven by decreased demand across most product categories due to COVID-19 virus control measures early in the second quarter, which were partially offset by improvements in demand as the year progressed and virus control measures began to lift in certain jurisdictions.

Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 0.1% to sales growth during 2020 as compared to 2019.
2019 Compared to 2018
Total sales increased $106.2 million, or 4.0%, during 2019 as compared to 2018.

Sales from existing businesses within our mobility technologies portfolio grew 7.1% during 2019 as compared to 2018 due primarily to broad-based demand for fuel management systems, specifically in North America, Latin America, and Western Europe, as well as increased demand for payment solutions. The strong demand in North America was favorably impacted by the approaching deadline for the liability shift related to EMV global standards that was extended to April 2021.

Geographically, sales from existing businesses increased on a year-over-year basis in North America, Europe, and Latin America, partially offset by declines in India.

Sales from existing businesses within our diagnostics and repair technologies portfolio grew 0.9% during 2019 as compared to 2018, largely driven by increased year-over-year demand for hardline and diagnostic tools and shop equipment that was mostly offset by a decline in demand for wheel-service equipment.

Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 1.5% to sales growth during 2019 as compared to 2018.
Cost of Sales
Cost of sales decreased $64.8 million, or 4.1%, for the year ended December 31, 2020, as compared to the comparable period in 2019, due primarily to lower year-over-year sales volumes from existing businesses which were partially offset by higher labor and supply chain costs due to actions taken related to the COVID-19 pandemic.
Cost of sales increased $50.5 million, or 3.3%, during 2019 as compared to 2018. The year-over-year increase in cost of sales was due primarily to higher year-over-year sales volumes from existing businesses, and to a lesser extent the incremental cost of sales from our recently acquired businesses, increased material costs associated primarily with inflationary pressures and recently enacted tariffs, and restructuring charges, which were partially offset by changes in currency exchange rates and incremental year-over-year cost savings associated with productivity improvement initiatives and material cost and supply chain improvement actions.
Gross Profit
The year-over-year decrease in gross profit during the year ended December 31, 2020, as compared to the comparable period in 2019, is primarily due to lower year-over-year sales volumes and higher labor and supply chain costs due to actions taken related to the COVID-19 pandemic. This was partially offset by lower year-over-year material and warranty costs and savings associated with restructuring.
The 90 basis points increase in gross profit margin during the year ended December 31, 2020, as compared to the comparable period in 2019, is primarily due to cost savings associated with restructuring and productivity improvement initiatives, and material cost and supply chain improvement actions, partially offset by lower year-over-year sales volumes.
The year-over-year $55.7 million increase in gross profit, or 40 basis points as a percentage of sales, during 2019 as compared to 2018 was due primarily to higher year-over-year sales volumes and the favorable impact of pricing improvements, and to a lesser extent, the impact of recently acquired businesses. Changes in foreign currency exchange rates and an unfavorable sales mix partially off-set the increase in gross profit.
Operating Costs and Other Expenses
SG&A expenses increased $17.1 million, or 110 basis points as a percentage of sales, during the year ended December 31, 2020, as compared to 2019, primarily due to costs associated with the Separation which was partially offset by savings from broad cost reduction efforts that reduced labor expenses to better align with reductions in demand, primarily through the use of furloughs and reductions in salaried compensation costs, as well as other reductions in discretionary spending, and to a lesser extent, year-over-year cost savings associated with restructuring and productivity improvement initiatives.

SG&A expenses decreased $8.0 million, or 100 basis points as a percentage of sales, during 2019 as compared to 2018. The decrease in SG&A was due primarily to savings from productivity improvement initiatives and changes in foreign currency exchange rates.

R&D expenses (consisting principally of internal and contract engineering personnel costs) decreased by $10.2 million, or 20 basis points as a percentage of sales, during the year ended December 31, 2020, as compared to the comparable period in 2019 due to broad cost reduction efforts.

R&D expenses (consisting principally of internal and contract engineering personnel costs) increased $0.2 million during 2019 as compared to 2018, and R&D expenses as a percentage of sales were relatively flat, as the investments in our product development initiatives grew at a rate largely consistent with sales.

Operating Profit
Operating profit margins were 17.3% for the year ended December 31, 2020, a decrease of 300 basis points as compared to 20.3% in 2019.
Year-over-year operating profit margin comparisons were favorably impacted by:
•Operating expense savings from broad cost reduction efforts, and to a lesser extent, lower material costs and incremental year-over-year cost savings associated with restructuring and productivity improvement initiatives which were partially offset by lower year-over-year sales volumes from existing businesses — 100 basis points
•The year-over-year effect of businesses disposed of and acquired — 10 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•The impact of the goodwill impairment of our Telematics business — 310 basis points
•Stand-up costs related to the Separation — 100 basis points
Operating profit increased $63.5 million during 2019 as compared to 2018, and as a percentage of sales, increased from 18.7% of sales in 2018 to 20.3% of sales in 2019.
The increase in operating profit was due primarily due to the following:
•Higher 2019 sales volumes from existing businesses, price increases, and incremental year-over-year cost savings associated with productivity improvement initiatives, which were partially offset by increased material costs associated primarily with inflationary pressures and recently enacted tariffs, an unfavorable sales mix, and changes in currency exchange rates - favorable 195 basis points
•The incremental year-over-year net dilutive effect of restructuring actions - unfavorable 25 basis points
•The dilutive impact of recently divested businesses - unfavorable 10 basis points

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
INTEREST COSTS
For a discussion of our outstanding indebtedness, refer to Note 11. Financing to the Consolidated and Combined Financial Statements.
We recorded interest expense, net of $10.0 million during the year ended December 31, 2020 as compared to interest income, net of $3.3 million during the comparable period in 2019. The increase of interest expense, net of $13.3 million was primarily due to the higher average debt balances during the year resulting from the Term Loans entered into as part of the Separation.
Before the Separation, we depended on Fortive for all of our working capital and financing requirements under Fortive’s centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Vontier and related to the Separation, we recorded no interest expense in our financial statements prior to the Separation. In the event that additional liquidity is required, particularly in connection with acquisitions, we may enter into additional borrowings under our credit facilities and/or access the capital markets. If we enter into such additional financing transactions, the amount of annual interest expense will increase.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in our financial statements. Our effective tax rate can be affected by, among other items, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws.
Prior to the Separation, our operating results were included in Fortive’s various consolidated U.S. federal and certain state income tax returns, as well as certain non-U.S. returns. For periods prior to the Separation, our combined financial statements reflect income tax expense and deferred tax balances as if we had filed tax returns on a standalone basis separate from Fortive. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods prior to the Separation. For periods prior to the Separation, our pretax operating results include any transactions with Fortive as if it were an unrelated party.
In connection with the Separation, we entered into agreements with Fortive, including a Tax Matters Agreement. The Tax Matters Agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” filings prior to the Separation. “Joint” filings are returns, such as the United States federal return, that include operations from both Fortive legal entities and the Company. By contrast, “separate” filings are tax returns (primarily U.S. state returns and non-U.S. returns), that exclusively include either Fortive’s or the Company’s operations, respectively. In accordance with the Tax Matters Agreement, the Company is liable for and has indemnified Fortive against all income tax liabilities involving “separate” filings for periods prior to the Separation.

On March 27, 2020, the U.S. Government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)
as an emergency economic stimulus package in response to the COVID-19 outbreak. The CARES Act contains, among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ended before the date of enactment. The CARES Act did not have a significant impact on our income tax provision.
We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdictions. In accordance with the Tax Matters Agreement with Fortive, the Company is liable for taxes arising from examinations of the following: (i) the Company’s initial U.S. federal taxable year October 9, 2020 through December 31, 2020; (ii) separate company state tax returns for all periods; (iii) joint state tax returns for the period October 9, 2020 through December 31, 2020; (iv) international separate company returns for all periods; and (v) joint international tax returns that include only Vontier legal entities for all periods. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return is for the short taxable year October 9, 2020 through December 31, 2020. We expect to file our initial U.S. federal income tax return for the 2020 short tax year with the Internal Revenue Service (“IRS”) during 2021. Therefore, the IRS has not yet begun examination of the Company. The Company remains subject to tax audit for its separate company tax returns in various U.S. states for the tax years 2011 to 2020. Our operations in certain foreign jurisdictions remain subject to routine examination for the tax years 2007 to 2020.
Comparison of the Years Ended December 31, 2020, 2019 and 2018
Our effective tax rate for the years ended December 31, 2020, 2019 and 2018 was 25.7%, 22.8% and 24.0%, respectively.
Our effective tax rate for 2020 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of recurring items including state taxes and foreign taxable earnings at a different rate than the U.S. federal statutory rate. Additionally, in 2020, there is a favorable impact related to non-taxable income which is partially offset by a non-deductible goodwill impairment and uncertain tax position accruals.
Our effective tax rate for 2019 and 2018 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of the TCJA U.S. federal permanent differences, the impact of credits and deductions provided by law, the mix of earnings outside the United States taxed at rates different than the U.S. federal statutory rate, and state tax impacts, exclusive of the impact of external interest expense as no external debt had been allocated by Fortive.
For the periods prior to the Separation, current income tax liabilities related to entities which filed jointly with Fortive are assumed to be immediately settled with Fortive and are relieved through Former Parent’s investment. Income tax expense and other income tax related information contained in the Consolidated and Combined Financial Statements are presented as if we filed a separate tax return. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a standalone taxpayer for the periods prior to the Separation. The calculation of our income taxes on a separate income tax return basis required considerable judgment, estimates and allocations.
COMPREHENSIVE INCOME
Comprehensive income decreased by $71.8 million in 2020 as compared to 2019, primarily due to net earnings that were lower by $94.5 million which was partially offset by favorable changes in foreign currency translation adjustments of $22.2 million.
Comprehensive income increased by $105.9 million in 2019 as compared to 2018, due primarily to favorable changes in foreign currency translation adjustments of $55.9 million and net earnings that were higher by $51.0 million.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
We are exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk and commodity prices, each of which could impact our financial statements. We generally address our exposure to these risks through our normal operating and financing activities. In addition, our broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on our operating profit as a whole.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. As of December 31, 2020, we had $1.8 billion outstanding of debt that was subject to variable interest rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities.
A hypothetical 100 basis points increase in market interest rates as of December 31, 2020 on our variable-rate debt obligations as of December 31, 2020 would have increased our interest expense by approximately $4 million in 2020.

Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of equity. A 10% change in major currencies relative to the U.S. dollar as of December 31, 2020 would have resulted in an impact to stockholders’ equity of approximately $91 million.
Currency exchange rates negatively impacted 2020 reported sales by 0.6% as compared to 2019, as the U.S. dollar was, on average, stronger against most major currencies during 2020 as compared to exchange rate levels during 2019. If the exchange rates in effect as of December 31, 2020 were to prevail throughout 2021, currency exchange rates would positively impact 2021 estimated sales by approximately 2% relative to our performance in 2020. In general, additional weakening of the U.S. dollar against other major currencies would further positively impact our sales and results of operations on an overall basis and any strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in our Consolidated and Combined Financial Statements.
Credit Risk
We are exposed to potential credit losses in the event of nonperformance by counterparties to our financial instruments. Financial instruments that potentially subject us to credit risk consist of cash and highly-liquid investment grade cash equivalents, and receivables from customers and franchisees. We place cash and cash equivalents with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although we typically do not obtain collateral or other security to secure these obligations, we regularly monitor third party depository institutions that hold our cash and cash equivalents. We emphasize safety and liquidity of principal over yield on those funds. Concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. We perform credit evaluations of our customers’ financial conditions and also obtain collateral or other security as appropriate. Notwithstanding these efforts, the current distress in the global economy resulting from COVID-19 may increase the difficulty in collecting receivables.

The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a 10% increase or decrease in the expected loss rate on the consumer portfolio would have resulted in a change in the allowance for credit losses of approximately $7 million as of December 31, 2020.

No customer accounted for more than 10% of combined sales during all periods presented.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”
INFLATION
The effect of inflation on our revenues and net earnings was not significant in any of the years ended December 31, 2020, 2019 or 2018.

LIQUIDITY AND CAPITAL RESOURCES
Prior to the Separation, we were dependent upon Fortive for all our working capital and financing requirements under Fortive’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Vontier and related to the Separation, including the financial transactions described below, financial transactions relating to our business operations prior to the Separation were accounted for through Former Parent’s investment. Accordingly, none of the Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to us in the financial statements for periods prior to the Separation.
As a result of the Separation, we no longer participate in Fortive’s cash management and financing operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on our outstanding indebtedness, and manage our capital structure on a short and long-term basis. Refer also to Note 11. Financing to the Consolidated and Combined Financial Statements for additional information.
2020 Financing and Capital Transactions
During 2020, we completed the following financing and capital transaction:
•On September 29, 2020, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800.0 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1.0 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”).
The Company used the proceeds from the Term Loans to make payments to Fortive, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities by the Company to Fortive in connection with the Separation and with $200.0 million used to fund cash balances remaining with the Company.
Refer to Note 11. Financing to the Consolidated and Combined Financial Statements for more information related to our long-term indebtedness.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Net cash provided by operating activities	$691.3	$545.2	$421.0

Cash paid for acquisitions and equity investments, net of cash received	$(9.5)	$(2.4)	$(80.8)
Payments for additions to property, plant and equipment	(35.7)	(38.0)	(42.4)
Proceeds from sale of property	3.5	0.1	0.6
Net cash used in investing activities	$(41.7)	$(40.3)	$(122.6)

Proceeds from stock option exercises	$1.6	$—	$—
Consideration to Former Parent in connection with the Separation, net	(1,635.0)	—	—
Net (repayments of) proceeds from related-party borrowings	(23.4)	(190.5)	16.3
Net (repayments of) proceeds from short-term borrowings	(5.3)	(2.5)	8.8
Net transfers to Former Parent	(419.9)	(299.4)	(311.9)
Proceeds from issuance of long-term debt	1,800.0	—	—
Other financing activities	(1.9)	(7.4)	(3.7)
Net cash used in financing activities	$(283.9)	$(499.8)	$(290.5)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.
Operating cash flows increased by $146.1 million during 2020 as compared to 2019. This year-over-year change in operating cash flows was primarily attributable to the following factors:
•2020 operating cash flows were impacted by lower net earnings as compared to 2019. Net earnings for 2020 were impacted by a year-over-year decrease in operating profits of $94.9 million, as well as a year-over-year increase in interest expense, net of $13.3 million primarily due to our current year borrowings. The year-over-year decrease in operating profit was impacted by the non-cash goodwill impairment charge of $85.3 million, which is added back as a non-cash activity, as well as an increase in stock-based compensation of $9.4 million.
•The aggregate of Accounts receivable, net, Long-term financing receivables, net, Inventories and Trade accounts payable provided $79.0 million of operating cash flows during 2020 compared to providing $50.0 million of cash during 2019. The amount of cash flow generated from or used by the aggregate of Accounts receivable, net, Long-term financing receivables, net, Inventories and Trade accounts payable depends upon various factors, including how effectively we manage the cash conversion cycle, which effectively represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of Prepaid expenses and other current assets and Accrued expenses and other current liabilities provided $121.5 million of cash in 2020 as compared to using $51.8 million in 2019. The difference is due in part to an increase of accruals related to compensation and benefits and other corporate accruals as well as the timing of cash tax payments.
Operating cash flows increased by $124.2 million during 2019 as compared to 2018.

•2019 operating cash flows benefited from higher net earnings that were driven by higher operating profit. Depreciation decreased by $3.1 million and amortization increased by $1.2 million in 2019 compared to 2018. Depreciation and amortization are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

•The aggregate of Accounts receivable, net, Long-term financing receivables, net , Inventories, and Trade accounts payable provided $50.0 million of operating cash flows during 2019 compared to using $106.3 million of cash during 2018. The amount of cash flow generated from or used by the aggregate of Accounts receivable, net, Long-term financing receivables, net, Inventories and Trade accounts payable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections and payments in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by crediting the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.

•The aggregate of Prepaid expenses and other current assets and Accrued expenses and other current liabilities used $51.8 million of operating cash flows in 2019 as compared to providing $35.6 million of operating cash flows in 2018. This difference is due primarily to the timing of prepaid and accrued expenses and tax-related amounts deemed to be immediately settled with Former Parent.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions, equity investments and capital expenditures. Net cash used in investing activities was $41.7 million during 2020 compared to $40.3 million and $122.6 million of net cash used in 2019 and 2018, respectively, primarily due to cash paid for acquisitions and equity investments, net of cash received.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting product development initiatives, improving information technology systems and purchase of equipment that is used in revenue arrangements with customers. Capital expenditures totaled $35.7 million in 2020, $38.0 million in 2019 and $42.4 million in 2018. The change in capital expenditures is due primarily to timing of investments and increased year-over-year expenditures on equipment, which contribute to our recurring revenue base.

Financing Activities and Indebtedness
Financing activities used cash of $283.9 million in 2020 compared to $499.8 million of cash used in 2019. The decrease in cash used in financing activities of $215.9 million was primarily due to the receipt of proceeds from the issuance of our Term Debt of $1.8 billion, of which $1.6 billion was paid to Fortive in connection with the Separation. The remaining change was primarily due to a decrease in the repayments of related-party borrowings of $167.1 million which was partially offset by an increase of Net transfers to Former Parent of $120.5 million. Net transfers to Former Parent represents net cash generated by operating and investing activities prior to the Separation that was transferred to Fortive and other separation related settlements between us and Fortive.
Net cash used in financing activities increased by $209.3 million during 2019 as compared to 2018, due to cash settlements of related-party loans payable in 2019.
The carrying value of total debt outstanding as of December 31, 2020 was approximately $1.8 billion. We had $750.0 million available under the Revolving Credit Facility as of December 31, 2020. Refer to Note 11. Financing to the Consolidated and Combined Financial Statements for information regarding our financing activities and indebtedness.
Cash and Cash Requirements
As of December 31, 2020, we held approximately $380.5 million of cash and cash equivalents that were held in either operating accounts or invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate of less than 1.0%. Approximately 55% of our cash was held outside of the United States.
We have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs or objectives. With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our credit facilities, enter into new credit facilities and borrow directly thereunder and/or access the capital markets. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
Conversely, we have made an assertion regarding the amount of earnings that we do not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. Such earnings are intended for indefinite foreign reinvestment and no provision for non-U.S. income taxes has been made. The amount of income taxes that may be applicable to such earnings is not readily determinable given the unknown duration of local law restrictions as applicable to such earnings, unknown changes in foreign tax law that may occur during the restriction periods, and the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions.
As of December 31, 2020, we believe that we have sufficient liquidity to satisfy our cash needs.

Contractual Obligations
Our contractual obligations as of December 31, 2020 primarily consist of our long-term debt obligations and associated interest payments under the Credit Facilities, our operating leases, as discussed in Note 10. Leases to the Consolidated and Combined Financial Statements, purchase obligations and other long-term liabilities reflected on the balance sheet under GAAP. Our other long-term liabilities reflected on the balance sheet under GAAP of $217.2 million are due in greater than one year and primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, litigation claims, postretirement benefits, pension benefit obligations, net tax liabilities and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience. Refer to “Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt and leases:
Long-term debt obligations (a)(b)	$1,800.0	$—	$1,800.0	$—	$—
Interest payments on long-term debt (c)	73.3	32.9	40.4	—	—
Operating lease obligations (d)	50.6	11.8	14.5	7.6	16.7
Other:
Purchase obligations (e)	181.4	164.1	17.3	—	—
Total	$2,105.3	$208.8	$1,872.2	$7.6	$16.7

(a) As described in Note 11. Financing to the Consolidated and Combined Financial Statements.
(b) Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2020. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(d) Includes future minimum lease payments for operating leases having initial lease terms in excess of one year. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

(e) Consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.

Off-Balance Sheet Arrangements
In the normal course of business, we periodically enter into agreements that require us to indemnify customers, suppliers or other business partners for specific risks, such as claims for injury or property damage arising out of the use of our products or claims alleging that our products infringe third party intellectual property. Historically, we have not experienced significant losses on these types of indemnification obligations.
Guarantees consist of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, it would not have a material effect on our financial statements.
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2020:

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$84.5	$36.0	$32.9	$6.1	$9.5

Other Off-Balance Sheet Arrangements
We have, from time to time, divested certain of our businesses and assets. In connection with these divestitures, we often provide representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. We have not included any such items in the contractual obligations table above because they relate to unknown conditions and we cannot reasonably estimate the potential liabilities from such matters, but we do not believe it is reasonably possible that any such liability will have a material effect on our financial statements.
Our Restated Certificate of Incorporation requires us to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. Our Amended and Restated Bylaws provide for similar indemnification rights. In addition, we have executed with each of our directors and executive officers an indemnification agreement which provides for substantially similar indemnification rights and under which we have agreed to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While we maintain insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.
Legal Proceedings
Please refer to Note 17. Litigation and Contingencies to the Consolidated and Combined Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”
CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of our financial condition and results of operations is based upon our Consolidated and Combined Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
We believe the following accounting estimates are most critical to an understanding of our financial statements. Estimates are considered to be critical if they meet both of the following criteria: (i) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (ii) material changes in the estimate are reasonably likely from period to period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements.
Accounts and Financing Receivables
On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Concurrent with our adoption of ASU 2016-13, we updated our methodology for estimating the allowance for credit losses as provided below:

We maintain allowances for credit losses to reflect expected credit losses inherent in our portfolio of receivables. Determination of the allowances requires us to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances and, therefore, net earnings. The allowances for credit losses represent management’s best estimate of the credit losses expected from our trade accounts and financing receivables portfolios over the remaining contractual life. We pool assets with similar risk characteristics for this measurement based on attributes that may include asset type, duration, and/or credit risk rating. The future expected losses of each pool are estimated based on numerous quantitative and qualitative factors reflecting management’s estimate of collectability over the remaining contractual life of the pooled assets, including:

•portfolio duration;
•historical, current, and forecasted future loss experience by asset type;
•historical, current, and forecasted delinquency and write-off trends;
•historical, current, and forecasted economic conditions; and
•historical, current, and forecasted credit risk.

Expected credit losses of the financing receivables originated during the year ended December 31, 2020, as well as changes to expected credit losses during the same period, are recognized in earnings.

We regularly perform detailed reviews of our accounts receivable and financing receivables portfolios to determine if changes in the aforementioned qualitative and quantitative factors have impacted the adequacy of the allowances.

Recent deterioration in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts and financing receivables. We did not realize notable increases in loss rates and delinquencies during the year ended December 31, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customers’ ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the year ended December 31, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write-off additional receivable balances, which would adversely impact our net earnings and financial condition.

Prior to the adoption of ASU 2016-13, the level of the allowances was based on many quantitative and qualitative factors including historical loss experience by receivable type, portfolio duration, delinquency trends, economic conditions and credit risk quality.
Inventories
We record inventory at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We estimate the net realizable value of inventory based on assumptions of future demand and related pricing. Estimating the net realizable value of inventory is inherently uncertain because levels of demand, technological advances and pricing competition in many of our markets can fluctuate significantly from period to period due to circumstances beyond our control. If actual market conditions are less favorable than those projected, we could be required to reduce the value of our inventory, which would adversely impact our financial statements. Refer to Note 5. Inventories to the Consolidated and Combined Financial Statements.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, neither goodwill nor indefinite-lived intangible assets are amortized; however, certain definite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Refer to Note 7. Goodwill and Other Intangible Assets to the Consolidated and Combined Financial Statements for additional information regarding our goodwill and other intangible assets.
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that goodwill may not be recoverable.
A non-cash goodwill impairment charge of $85.3 million was recorded against our Telematics reporting unit as a result of our quantitative impairment assessment on March 27, 2020. No goodwill impairment charges were recorded for the years ended December 31, 2019 and 2018. Refer to Note 7. Goodwill and Other Intangible Assets to the Consolidated and Combined Financial Statements for additional information regarding the Telematics impairment charge.
When evaluating for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If the Company does not perform a qualitative assessment, or if it determines that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the reporting unit or indefinite-lived intangible asset. The Company’s decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition.
As part of our 2020 annual impairment analysis, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for 4 of our 5 reporting units, which held approximately $817.1 million, or 77.2% of our total goodwill balance. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment we determined on the basis of the qualitative and quantitative factors, that the fair values of the reporting units were more likely than not greater than their respective carrying values; and therefore, a quantitative test was not required.
If we do not perform a qualitative assessment, goodwill impairment is determined by using a quantitative approach. We identify potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. This process is inherently subjective and dependent upon estimates and assumptions we make with respect to future revenues, expenses, market conditions and discount rates related to the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized.
The Company performed a quantitative impairment test for the Telematics reporting unit during the fourth quarter of 2020. It was concluded that the estimated fair value of the Telematics reporting unit exceeded its carrying value and therefore no impairment existed. The factors used by management in its impairment analysis are inherently subject to uncertainty.
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We also test intangible assets with indefinite lives at least annually for impairment. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets.

If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings which would adversely affect our financial statements.
Contingent Liabilities
As discussed in Note 17. Litigation and Contingencies to the Consolidated and Combined Financial Statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 17. Litigation and Contingencies to the Consolidated and Combined Financial Statements. If the reserves established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.
Revenue Recognition
We derive revenues from the sale of products and services. If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected. Historically, our estimates of revenue have been materially correct. Refer to additional information regarding our revenue recognition policies and estimates in Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements.
Stock-Based Compensation
For a description of our stock-based compensation accounting practices, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 18. Stock-Based Compensation to our Consolidated and Combined Financial Statements. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require subjective assumptions, including the expected life of the awards, stock price volatility, and expected forfeiture rate. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. If actual results are not consistent with our assumptions and estimates, our equity-based compensation expense could be materially different in the future.
Income Taxes
For a description of our income tax accounting policies, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 15. Income Taxes to the Consolidated and Combined Financial Statements.
In accordance with GAAP, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected in our Consolidated and Combined Statements of Earnings and Comprehensive Income. We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated and Combined Statements of Earnings and Comprehensive Income. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

We provide for unrecognized tax benefits when, based upon the technical merits, it is “more-likely-than-not” that an uncertain tax position will not be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. We re-evaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense.
Corporate Allocations
We have historically operated as part of Fortive and not as a stand-alone company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying Consolidated and Combined Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carved-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by us. Refer to Note 20. Related-Party Transactions to the Consolidated and Combined Financial Statements for a description of the pre-separation allocations from Fortive and related-party transactions.
NEW ACCOUNTING STANDARDS
As discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Financing Receivables to the Consolidated and Combined Financial Statements, effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).
Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements for additional information regarding new accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vontier Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Vontier Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated and combined statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Adoption of New Accounting Standard
As discussed in Notes 2 and 4 to the consolidated and combined financial statements, the Company changed its method for accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill - Telematics Reporting Unit
Description of the Matter
At December 31, 2020, the Company’s goodwill was $1.1 billion of which $248.4 million was related to its Telematics reporting unit. As described in Note 7 to the consolidated and combined financial statements, the Company tests for goodwill impairment annually in the fourth quarter and reviews goodwill in interim periods if certain events occur or circumstances change. As a result of the deterioration in global economic conditions and capital markets due to COVID-19 in the first quarter, management updated its forecast for the Telematics reporting unit that indicated a decline in sales and operating profits to levels lower than previously forecasted. As a result, an interim impairment test was performed that indicated the estimated fair value of its Telematics reporting unit was less than its carrying value as of March 27, 2020 and the Company recorded a non-cash impairment charge of $85.3 million during the three months ended March 27, 2020. In the fourth quarter of 2020, the Company performed an updated quantitative impairment analysis of its goodwill at the Telematics reporting unit and the results of this test indicated that the estimated fair value exceeded the carrying value.

Auditing the impairment charge and management’s goodwill test is complex and highly judgmental due to the significant estimation required in determining the fair value of the Telematics reporting unit. In particular, the estimated fair value was sensitive to significant assumptions such as revenue and profitability forecasts, the discount rates and terminal growth values, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
To test the fair value of the Telematics reporting unit utilized in the impairment tests, we performed audit procedures that included, among others, evaluating the reasonableness of management’s forecasts, testing the completeness and accuracy of the underlying data used to develop the forecast, and testing the carrying value of the reporting unit. With the support of our valuation specialists, we evaluated the discount rate and terminal growth values used in determining the estimated fair value of the reporting unit. We assessed the historical accuracy of management’s estimates and performed sensitivity analysis of significant assumptions to evaluate the changes in the fair value of the Telematics reporting unit that would result from changes in the assumptions.

Allowance for Credit Losses
Description of the Matter
As discussed above and in Notes 2 and 4 to the consolidated and combined financial statements, the Company changed its method of accounting for credit losses in 2020. The Company’s financing receivables portfolio and the associated allowance for credit losses, were $392.3 million and $66.8 million as of December 31, 2020, respectively. As described in Notes 2 and 4 to the consolidated and combined financial statements, on January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which introduces a forward-looking approach, based on expected losses to estimate credit losses on certain types of financial instruments, including trade accounts and financing receivables. Prior to the adoption of ASU 2016-13, the Company recognized an allowance for incurred losses when they were probable based on many quantitative and qualitative factors, including delinquency. After the adoption of ASU 2016-13, the Company estimates its allowance to reflect expected credit losses over the remaining contractual life of the asset. Upon adoption of ASU 2016-13 on January 1, 2020, the Company recognized in its consolidated and combined balance sheet an increase to the allowance for trade accounts and financing receivables of $22.1 million with a corresponding net of tax adjustment to former parent’s investment of $16.9 million.

Determination of the allowances requires management to exercise judgment about the severity of credit losses, which includes judgments regarding the risk profile of each underlying receivable and expectations regarding the impact of current and future economic conditions on the creditworthiness of its customers. Auditing the Company’s allowance for credit losses was challenging in that it required management to exercise judgment in applying the new standard to its portfolio of receivables and thus involved a high degree of auditor judgment and required significant audit effort.

How We Addressed the Matter in Our Audit
To test the allowance for credit losses, with the support of our specialists, our audit procedures included, among others, evaluating the methods and assumptions used by management, including evaluating actual losses incurred to determine historical loss rates, evaluating external economic and industry trends, and evaluating the overall composition of the financing receivables portfolio. We also assessed the adequacy of Company’s disclosures related to the adoption of ASU No. 2016-13.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Raleigh, North Carolina
February 25, 2021

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions, except share and per share amounts)

	As of December 31
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$380.5	$—
Accounts receivable, less allowance for credit losses of $40.5 million and $32.2 million as of December 31, 2020 and 2019, respectively	447.1	490.6
Inventories	233.7	224.1
Prepaid expenses and other current assets	120.8	110.5
Total current assets	1,182.1	825.2
Property, plant and equipment, net	96.8	101.9
Operating lease right-of-use assets	40.1	37.8
Long-term financing receivables, less allowance for credit losses of $44.4 million and $24.1 million as of December 31, 2020 and 2019, respectively	233.5	259.0
Other intangible assets, net	250.5	274.3
Goodwill	1,092.1	1,157.8
Other assets	177.9	172.9
Total assets	$3,073.0	$2,828.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$10.9	$16.8
Trade accounts payable	367.4	318.6
Current operating lease liabilities	11.9	12.8
Accrued expenses and other current liabilities	448.1	319.3
Total current liabilities	838.3	667.5
Long-term operating lease liabilities	30.5	25.2
Other long-term liabilities	217.2	295.5
Long-term debt	1,795.3	24.6
Commitments and Contingencies
Equity:
Preferred stock — 15,000,000 shares authorized; no par value; and none issued and outstanding	—	—
Common stock — 1,985,000,000 and 1,000 shares authorized as of December 31, 2020 and 2019, respectively; $.0001 par value; and 168,497,098 and 1,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	7.6	—
Accumulated deficit	(13.6)	—
Former Parent’s investment	—	1,662.5
Accumulated other comprehensive income	193.8	148.7
Total Vontier stockholders’ equity	187.8	1,811.2
Noncontrolling interests	3.9	4.9
Total stockholders’ equity	191.7	1,816.1
Total liabilities and equity	$3,073.0	$2,828.9
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)

	Year Ended December 31
	2020	2019	2018
Sales of products	$2,459.9	$2,484.0	$2,408.1
Sales of services	244.7	288.1	257.8
Total sales	2,704.6	2,772.1	2,665.9
Cost of product sales	(1,326.8)	(1,349.3)	(1,328.2)
Cost of service sales	(189.7)	(232.0)	(202.6)
Total cost of sales	(1,516.5)	(1,581.3)	(1,530.8)
Gross profit	1,188.1	1,190.8	1,135.1
Operating costs:
Selling, general and administrative expenses	(508.4)	(491.3)	(499.3)
Research and development expenses	(126.2)	(136.4)	(136.2)
Impairment of goodwill	(85.3)	—	—
Operating profit	468.2	563.1	499.6
Non-operating income (expenses), net:
Interest (expense) income, net	(10.0)	3.3	8.4
Other non-operating income (expense), net	2.1	(0.6)	(0.7)
Earnings before income taxes	460.3	565.8	507.3
Provision for income taxes	(118.3)	(129.3)	(121.8)
Net earnings	$342.0	$436.5	$385.5

Net earnings per share:
Basic	$2.03	$2.59	$2.29
Diluted	$2.02	$2.59	$2.29
Average common stock and common equivalent shares outstanding:
Basic	168.4	168.4	168.4
Diluted	169.4	168.4	168.4

Other comprehensive income (loss), net of income taxes:
Net earnings	$342.0	$436.5	$385.5
Foreign currency translation adjustments	44.6	22.4	(33.5)
Other adjustments	0.5	—	1.0
Total other comprehensive income (loss), net of income taxes	45.1	22.4	(32.5)
Comprehensive income	$387.1	$458.9	$353.0
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Former Parent’s Investment	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2018	—	$—	$—	$—	$1,576.1	$158.8	$3.9	$1,738.8
Net earnings	—	—	—	—	385.5	—	—	385.5
Net transfers to Former Parent	—	—	—	—	(311.9)	—	—	(311.9)
Other comprehensive loss	—	—	—	—	—	(32.5)	—	(32.5)
Stock-based compensation expense	—	—	—	—	13.8	—	—	13.8
Change in noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Balance, December 31, 2018	—	—	—	—	1,663.5	126.3	3.1	1,792.9
Net earnings	—	—	—	—	436.5	—	—	436.5
Net transfers to Former Parent	—	—	—	—	(299.4)	—	—	(299.4)
Non-cash settlement of related-party borrowings	—	—	—	—	(151.2)	—	—	(151.2)
Other comprehensive income	—	—	—	—	—	22.4	—	22.4
Stock-based compensation expense	—	—	—	—	13.1	—	—	13.1
Change in noncontrolling interests	—	—	—	—	—	—	1.8	1.8
Balance, December 31, 2019	—	—	—	—	1,662.5	148.7	4.9	1,816.1
Adoption of accounting standard	—	—	—	—	(16.9)	—	—	(16.9)
Balance, January 1, 2020	—	—	—	—	1,645.6	148.7	4.9	1,799.2
Net earnings	—	—	—	131.1	210.9	—	—	342.0
Recapitalization	168.4	—	—	—	—	—	—	—
Consideration to Former Parent in connection with the Separation	—	—	—	—	(1,635.0)	—	—	(1,635.0)
Net transfers to Former Parent	—	—	—	(144.7)	(238.0)	—	—	(382.7)
Other comprehensive income	—	—	—	—	—	45.1	—	45.1
Stock-based compensation expense	—	—	6.0	—	16.5	—	—	22.5
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.1	—	1.6	—	—	—	—	1.6
Change in noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Balance, December 31, 2020	168.5	$—	$7.6	$(13.6)	$—	$193.8	$3.9	$191.7

See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$342.0	$436.5	$385.5
Non-cash items:
Depreciation and amortization expense	78.3	84.5	86.4
Stock-based compensation expense	22.5	13.1	13.8
Impairment of goodwill	85.3	—	—
Impairment charges on intangible assets	—	—	0.5
Loss on disposition	—	0.1	—
Gain on sale of property, net	(2.7)	—	(0.3)
Amortization of debt issuance costs	0.8	—	—
Change in accounts receivable, net	(92.8)	(111.9)	(193.6)
Change in inventories	(7.0)	25.3	(37.9)
Change in prepaid expenses and other current assets	7.5	(18.4)	9.4
Change in long-term financing receivables, net	134.7	134.6	109.2
Change in trade accounts payable	44.1	2.0	16.0
Change in accrued expenses and other current liabilities	114.0	(33.4)	26.2
Change in deferred income taxes	(35.4)	12.8	5.8
Net cash provided by operating activities	691.3	545.2	421.0
Cash flows from investing activities:
Cash paid for acquisitions and equity investments, net of cash received	(9.5)	(2.4)	(80.8)
Payments for additions to property, plant and equipment	(35.7)	(38.0)	(42.4)
Proceeds from sale of property	3.5	0.1	0.6
Net cash used in investing activities	(41.7)	(40.3)	(122.6)
Cash flows from financing activities:
Proceeds from stock option exercises	1.6	—	—
Consideration to Former Parent in connection with the Separation, net	(1,635.0)	—	—
Net (repayments of) proceeds from related-party borrowings	(23.4)	(190.5)	16.3
Net (repayments of) proceeds from short-term borrowings	(5.3)	(2.5)	8.8
Net transfers to Former Parent	(419.9)	(299.4)	(311.9)
Proceeds from issuance of long-term debt	1,800.0	—	—
Other financing activities	(1.9)	(7.4)	(3.7)
Net cash used in financing activities	(283.9)	(499.8)	(290.5)
Effect of exchange rate changes on cash and cash equivalents	14.8	(5.1)	(7.9)
Net change in cash and cash equivalents	380.5	—	—
Beginning balance of cash and cash equivalents	—	—	—
Ending balance of cash and cash equivalents	$380.5	$—	$—
See the accompanying Notes to the Consolidated and Combined Financial Statements.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Vontier Corporation (“Vontier”, the “Company”, “we”, “us” or “our”) offers critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. The Company supplies a wide range of mobility technologies and diagnostics and repair technologies solutions spanning advanced environmental sensors, fueling equipment, field payment, hardware, remote management and workflow software, vehicle tracking and fleet management software-as-a-service solutions, professional vehicle mechanics’ and technicians’ equipment and traffic priority control systems. The Company markets its products and services to retail and commercial fueling operators, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.
Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries.
Vontier operates through one reportable segment comprised of two operating segments: (i) mobility technologies, which is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, telematics and smart city solutions, and (ii) diagnostics and repair technologies, which manufactures and distributes vehicle repair tools, toolboxes and automotive diagnostic equipment and software and a full line of wheel-service equipment. Given the interrelationships of the products, technologies and customers and the resulting similar long-term economic characteristics, we meet the aggregation criteria and have combined our two operating segments into a single reportable segment. Historically, these businesses had operated as part of Fortive Corporation’s (“Fortive”) Industrial Technologies reportable segment.
Separation from Fortive Corporation
On October 9, 2020, Fortive completed the separation of Fortive’s Industrial Technologies businesses (the “Vontier Businesses”) through a pro rata distribution of 80.1% of the outstanding common stock of Vontier to Fortive’s stockholders (the “Separation”). To effect the Separation, Fortive distributed to its stockholders two shares of Vontier common stock for every five shares of Fortive common stock outstanding held on September 25, 2020, the record date for the distribution. The primary source of the cash on hand as of the date of Separation was due to a transfer from Fortive as part of the separation agreement. Under the terms of the separation agreement, we repaid $86.1 million to Fortive in December 2020.

In connection with the Separation, Vontier and Fortive entered into various agreements to effect the Separation and provide a framework for Vontier’s relationship with Fortive after the Separation, including a transition services agreement (“TSA”), an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a stockholder’s and registration rights agreement. These agreements will govern the separation between Vontier and Fortive of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Fortive and its subsidiaries attributable to periods prior to, at and after Vontier’s separation and will govern certain relationships between Vontier and Fortive after the Separation.

During 2020, we completed the following transaction in addition to the Separation:

•Entered into a credit agreement with a syndicate of banks, consisting of a three-year, $800.0 million senior unsecured delayed-draw term facility (the “Three-Year Term Loans”), a two-year, $1.0 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). We drew down the entire $1.8 billion available under the Term Loans.

In connection with the Separation, $1.6 billion of the net proceeds from the Term Loans was paid to Fortive as part of the consideration for the contribution of certain assets and liabilities to the Company by Fortive.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Fortive’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Vontier have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive during the applicable periods. Related-party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 20. Related-Party Transactions.
Following the Separation, the consolidated financial statements include the accounts of Vontier and those of our wholly-owned subsidiaries and no longer include any allocations from Fortive. Accordingly:
•The Consolidated Balance Sheet as of December 31, 2020 consists of our balances, while the Combined Balance Sheet as of December 31, 2019 consists of the combined balances of the Vontier Businesses.
•The Consolidated and Combined Statement of Earnings and Comprehensive Income for the year ended December 31, 2020 consist of our results from the date of the Separation through December 31, 2020 and the combined results of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statements of Earnings and Comprehensive Income for the years ended December 31, 2019 and 2018, consist of the combined results of the Vontier Businesses.
•The Consolidated and Combined Statement of Changes in Stockholders’ Equity for the year ended December 31, 2020 consists of our consolidated activity from the date of the Separation through December 31, 2020 and the combined activity of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018, consist of the combined activity of the Vontier Businesses.
•The Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2020 consists of our consolidated activity from the date of the Separation through December 31, 2020 and the combined activity of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statements of Cash Flows for the years ended December 31, 2019 and 2018, consist of the combined activity of the Vontier Businesses.
Our Consolidated and Combined Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
All significant transactions between the Company and Fortive have been included in the accompanying Consolidated and Combined Financial Statements for all periods presented. Cash transactions with Fortive prior to the Separation are reflected in the accompany Consolidated and Combined Statements of Changes in Stockholders’ Equity as “Net transfers to Former Parent” and “Consideration to Former Parent in connection with the Separation” and in the accompanying Consolidated and Combined Balance Sheets within “Former Parent’s investment”. Former Parent’s investment, which included Retained earnings (Accumulated deficit) prior to the Separation, represents Fortive’s interest in our recorded net assets prior to the Separation. In addition, the accumulated net effect of intercompany transactions between us and Fortive or Fortive affiliates for periods prior to the Separation are included in Former Parent’s investment.
On October 9, 2020, in connection with the Separation, Former Parent’s investment was redesignated within Stockholders’ Equity. The Agreements include a “Wrong-Pockets Provision” that allows the parties to make adjustments to ensure the separation-related transactions were executed in accordance with the Agreements. In periods subsequent to the Separation, we may make adjustments to balances transferred at the Separation date in accordance with the Wrong-Pockets Provision. Any such adjustments are recorded through stockholders’ equity.
The Consolidated and Combined Financial Statements include our accounts and the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated and Combined Financial

Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on our consolidated and combined results of operations, therefore net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in our Consolidated and Combined Statements of Earnings and Comprehensive Income. Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.
Prior to the Separation, we were dependent upon Fortive for all our working capital and financing requirements under Fortive’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Vontier and related to the Separation, including the financial transactions described below, financial transactions relating to our business operations prior to the Separation were accounted for through Former Parent’s investment. Accordingly, none of the Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to Vontier or included in the Consolidated and Combined Financial Statements for periods prior to the Separation.
Reclassification
A reclassification of certain prior year amounts has been made to conform to current year presentation reflecting a reclassification of $3.5 million from Long-term financing receivables less allowance for credit losses to Other assets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ from these estimates.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts and Financing Receivables and Allowances for Credit Losses
All trade accounts and financing receivables are reported in the accompanying Consolidated and Combined Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from trade accounts and financing receivables portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of our portfolios to determine if an impairment has occurred and evaluate the collectability of receivables based on a combination of financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for credit losses are charged to current period earnings and amounts determined to be uncollectible are charged directly against the allowances. Any amounts recovered on accounts that were previously written-off reduces the amounts charged to current period earnings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts and financing receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $42.9 million, $38.2 million and $42.4 million of expense associated with credit losses for the years ended December 31, 2020, 2019 and 2018, respectively.
Financing Receivables
Prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) on January 1, 2020, we recognized an allowance for incurred losses when they were probable based on many quantitative and qualitative factors, including delinquency. After the adoption of ASU 2016-13, we estimate our allowance to reflect expected credit losses over the remaining contractual life of the asset. We pool assets with similar risk characteristics for this measurement based on attributes which includes asset type, duration, and/or credit risk rating. The future expected losses of each pool are estimated based on numerous quantitative and qualitative factors reflecting management’s estimate of collectability over the remaining contractual life of the pooled assets, including:

•portfolio duration;

•historical, current, and forecasted future loss experience by asset type;
•historical, current, and forecasted delinquency and write-off trends;
•historical, current, and forecasted economic conditions; and
•historical, current, and forecasted credit risk.
Expected credit losses of the assets originated during the year ended December 31, 2020, as well as changes to expected losses during the same period, are recognized in earnings for the period ended December 31, 2020.
Inventory Valuation
Inventories include the costs of material, labor and overhead. Domestic inventories are stated at the lower of cost or net realizable value primarily using the first-in, first-out (“FIFO”) method with certain businesses applying the last-in, first-out method (“LIFO”) to value inventory. Inventories held outside the United States are stated at the lower of cost or net realizable value primarily using the FIFO method.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Provisions for depreciation and amortization have been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively. Amortization of capital lease assets is included in depreciation expense as a component of SG&A.
Other Assets
Other assets principally include contract assets, deferred tax assets and other investments.
Fair Value of Financial Instruments
Our financial instruments consist primarily of accounts receivable, financing receivables, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for accounts receivable, trade accounts payable and short-term debt approximate fair value. Refer to Note 8. Fair Value Measurements for the fair values of our other financial instruments.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, neither goodwill nor indefinite-lived intangible assets are amortized; however, certain definite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Refer to Note 7. Goodwill and Other Intangible Assets for additional information regarding our goodwill and other intangible assets.
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that goodwill may not be recoverable.
A non-cash goodwill impairment charge of $85.3 million was recorded against our Telematics reporting unit as a result of our quantitative impairment assessment on March 27, 2020. No goodwill impairment charges were recorded for the years ended December 31, 2019 and 2018. Refer to Note 7. Goodwill and Other Intangible Assets for additional information regarding the Telematics impairment charge.
When evaluating for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If the Company does not perform a qualitative assessment, or if it determines that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the reporting unit or indefinite-lived intangible asset. The Company’s decision to perform a qualitative impairment assessment for an individual reporting unit or indefinite-lived intangible assets in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition.
As part of our 2020 annual impairment analysis, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for 4 of our 5 reporting units, which held approximately $817.1 million, or 77.2% of our total goodwill balance as of the assessment date. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment we determined on the basis of the qualitative and quantitative factors, that the fair values of the reporting units were more likely than not greater than their respective carrying values; and therefore, a quantitative test was not required.
If we do not perform a qualitative assessment, goodwill impairment is determined by using a quantitative approach. We identify potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized.
The Company performed a quantitative impairment test for the Telematics reporting unit during the fourth quarter of 2020. It was concluded that the estimated fair value of the Telematics reporting unit exceeded its carrying value and therefore no impairment existed. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We also test intangible assets with indefinite lives at least annually for impairment. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets.

If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings which would adversely affect our financial statements.
Insurance Liabilities
The Company is self-insured for certain losses related to medical claims. The Company has stop-loss coverage to limit the exposure arising from medical claims. In addition, the Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation and automobile.

Debt Issuance Costs
Debt issuance costs relating to the Company’s long-term debt are recorded as a direct reduction of long-term debt; these costs are deferred and amortized to interest expense using the effective interest method, over the respective terms of the related debt. Debt issuance costs relating to the Company’s revolving credit facilities are recorded in Other assets; these costs are deferred and amortized to interest expense using the straight-line method.
Revenue Recognition
We derive revenues primarily from the sale of products and services in the mobility technologies and diagnostics and repair technologies markets. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Product sales include revenues from the sale of products and equipment, which includes our software-as-a-service (“SaaS”) product offerings, equipment rentals, and interest income related to our financing receivables.
Service sales includes revenues from extended warranties, post-contract customer support (“PCS”), maintenance contracts or services, and services related to previously sold products.
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term.
For revenue related to a product or service to qualify for recognition, we must have an enforceable contract with a customer that defines the goods or services to be transferred and the payment terms related to those goods or services. Further, collection of substantially all consideration for the goods or services transferred must be probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a combination of financial and qualitative factors, including the customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.
Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are considered in determining the transaction price for the contract; these allowances and rebates are reflected as a reduction in the contract transaction price. Significant judgment is exercised in determining product returns, customer allowances and rebates, which are estimated based on historical experience and known trends.
Most of our sales contracts contain standard terms and conditions. We evaluate contracts to identify distinct goods and services promised in the contract (performance obligations). Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements include multiple performance obligations, typically hardware, installation, training, consulting, services and/or PCS. Generally, these elements are delivered within the same reporting period, except PCS or other services. We allocate the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers, and/or a residual approach when the observable selling price of a good or service is not known and is either highly variable or uncertain. Allocating the transaction price to each performance obligation sometimes requires significant judgment.
Our principal terms of sale are FOB Shipping Point, or equivalent, and, as such, we primarily record revenue upon shipment as we have transferred control to the customer at that point and our performance obligations are satisfied. We evaluate contracts with delivery terms other than FOB Shipping Point and recognize revenue when we have transferred control and satisfied our performance obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation, other services noted above or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Further, revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
Shipping and Handling
Shipping and handling costs are included as a component of Cost of sales in the Consolidated and Combined Statements of Earnings and Comprehensive Income. Revenue derived from shipping and handling costs billed to customers is included in Sales in the Consolidated and Combined Statements of Earnings and Comprehensive Income.
Advertising
Advertising costs are expensed as incurred.

Research and Development
We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Research and development costs are expensed as incurred.
Restructuring
We periodically initiate restructuring activities to appropriately position our cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. We record the cost of the restructuring activities when the associated liability is incurred. Refer to Note 16. Restructuring and Other Related Charges for additional information.
Foreign Currency Translation and Transactions
Exchange rate adjustments resulting from foreign currency transactions are recognized in Net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of Accumulated other comprehensive income within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average exchange rates. Net foreign currency transaction gains or losses were not material in any of the years presented.
Accounting for Stock-Based Compensation
We had no stock-based compensation plans prior to the Separation; however, certain of our employees had participated in Fortive’s stock-based compensation plans (“Fortive Plans”). The expense associated with our employees who participated in the Fortive Plans was allocated to us in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income for the periods prior to the Separation.
We account for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Stock-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award.
The fair value of each stock option issued was estimated on the date of the grant using the Black-Scholes option pricing model which incorporates the following assumptions to value stock-based awards:
Risk-free interest rate: The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument whose maturity period equals or approximates the option’s expected term.
Volatility: Since the Company does not have sufficient history to estimate the expected volatility of its common share price, expected volatility is based on a blended approach that uses the volatility of the Company’s common stock for periods in which the Company has information and the volatility for selected reasonably similar publicly traded companies for periods in which the historical information is not available. For periods prior to the Separation and after July 2018, volatility was calculated using a blend of Fortive’s historical stock price volatility and the average historical stock price volatility of a group of Fortive’s peer companies for the expected term of the options. From July 2, 2016 through July 2018, the weighted average volatility was estimated based on an average historical stock price volatility of a group of peer companies given Fortive’s limited trading history.
Dividend yield: As we have not yet issued dividends, no dividend yield has been assumed for grants since the Separation. For periods prior to the Separation, the dividend yield was calculated by dividing Fortive’s annual dividend, based on the most recent quarterly dividend rate, by Fortive’s stock price on the grant date.
Expected years until exercise: The expected term of stock options granted is based on an estimate of when options will be exercised in the future. As the Company does not have sufficient history to estimate its expected term, the Company applied the simplified method of estimating the expected term of the options, as described in the SEC’s Staff Accounting Bulletins 107 and 110, as the historical experience under Fortive is not considered indicative of the expected behavior in the future. The expected term, calculated under the simplified method, is applied to all stock options which have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

The fair value of RSUs is calculated using the closing price of Vontier common stock on the date of grant. The fair value of PSUs is calculated using a Monte Carlo pricing model.
Income Taxes
In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected on our Consolidated and Combined Statements of Earnings and Comprehensive Income. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated and Combined Statements of Earnings and Comprehensive Income. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.
Our deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of deferred income tax assets for each of the jurisdictions in which we operate. If we experience cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, we normally conclude that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if we experience cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, we then consider a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, we would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, we establish a valuation allowance.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated and Combined Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We reevaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 15. Income Taxes for additional information.
Pension and Other Postretirement Benefit Plans
We measure our pension assets and obligations to determine the funded status as of year end, and recognize an asset for an overfunded status or a liability for an underfunded status on our balance sheet. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and are reported in other comprehensive income.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as LIBOR which is being phased out beginning at the end of 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. These provisions may impact the Company as contract modifications and other changes occur during the LIBOR transition period. The Company continues to evaluate the optional relief guidance provided within these ASUs, has reviewed its debt securities and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. We will continue the assessment and monitor regulatory developments during the LIBOR transition period.

NOTE 3. ACQUISITIONS AND DIVESTITURES
We continually evaluate potential mergers, acquisitions and divestitures that align with our strategy and expedite the evolution of our portfolio of businesses into new and attractive areas. We have completed a number of acquisitions that have been accounted for as purchases and resulted in the recognition of goodwill in our financial statements. This goodwill arises because the purchase price for each acquired business reflects a number of factors including the complimentary fit, acceleration of our strategy and synergies the business brings with respect to our existing operations, the future earnings and cash flow potential of the business, the potential to add other strategically complimentary acquisitions to the acquired business, the scarce or unique nature of the business in its markets, competition to acquire the business, the valuation of similar businesses in the marketplace (as reflected in a multiple of revenues, earnings or cash flows) and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing offerings to key target markets and develop new and profitable businesses.
We make an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learn more about the newly acquired business, we are able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. We make appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required.
We did not make any acquisitions during the years ended December 31, 2020 and 2019. The following describes our acquisition activity for the year ended December 31, 2018.
Completed Acquisition in 2018
Midco

On December 12, 2018, the Company acquired Midco Limited (“Midco”), a privately-held, leading fuel dispensing systems and related fueling station equipment engineer and manufacturer in India, for a total purchase price of $35.9 million, net of cash acquired. Midco’s core expertise is in designing high-precision, durable, safe, and user-friendly products that enable service stations to function efficiently. Midco is headquartered in Mumbai, India, and generated annual revenues of approximately $37 million (unaudited) in 2017. We financed the acquisition with available cash and recorded $29.4 million of goodwill, which is not tax deductible.

Revenue attributable to this acquisition was immaterial for the year ended December 31, 2018.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisition consummated during the year ended December 31:

($ in millions)	2018
Accounts receivable	$3.7
Inventories	3.9
Property, plant and equipment	0.4
Goodwill	29.4
Trade accounts payable	(0.1)
Other assets and liabilities, net	(1.4)
Net cash consideration	$35.9

Transaction-related costs are recorded in Selling, general and administrative expenses in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income and were immaterial for the acquisition closed in 2018.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2018 acquisition as if it had occurred as of January 1, 2018. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

($ in millions)	2018
Sales	$2,690.6
Net earnings	$387.4
Other Investments
On September 11, 2018, we acquired a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) for $44.9 million. On September 13, 2019, we made an additional equity investment in Tritium of $4.1 million. Tritium specializes in the design and manufacture of DC fast charging solutions for electric vehicles. Established in 2001, it launched its first DC fast charger in 2014, and has since become a leading global supplier, with installations in 38 countries. Tritium offers a range of hardware, software, and services developed and designed to support the global transition to e-mobility.

Our investment in Tritium is recorded in Other assets in the accompanying Consolidated and Combined Balance Sheets at cost. We have elected to use the measurement alternative for equity investments without readily determinable fair values and evaluate this investment for indicators of impairment quarterly. We did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the year ended December 31, 2020.

Divestitures

On October 9, 2019, we sold our interest in Gilbarco Hungary ACIS and our Gilbarco Romania ACIS business (“ACIS”) for $1.7 million, and recognized a loss on the transactions of $0.1 million. These transactions did not meet the criteria for discontinued operations reporting, and therefore the operating results of ACIS prior to the disposition are included in continuing operations for 2019 and 2018.

NOTE 4. FINANCING RECEIVABLES

The Company’s financing receivables are comprised of commercial purchase security agreements with the Company’s end customers (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”). Financing receivables are generally secured by the underlying tools and equipment financed.
PSAs are installment sales contracts originated between the franchisee and technicians or independent shop owners which enable these customers to purchase tools and equipment on an extended-term payment plan. PSA payment terms are generally up to five years. Upon origination, the Company assumes the PSA by crediting the franchisee’s trade accounts receivable. As a result, originations of PSAs are non-cash transactions. The Company records PSAs at amortized cost.

Franchisee Notes have payment terms of up to 10 years and include financing to fund business startup costs including: (i) installment loans to franchisees used generally to finance inventory, equipment, and franchise fees; and (ii) lines of credit to finance working capital, including additional purchases of inventory.
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses and is insignificant as of December 31, 2020 and 2019.
Product sales to franchisees and the related financing income is included in Cash flows from operating activities in the accompanying Consolidated and Combined Statements of Cash Flows.

The components of financing receivables with payments due in less than twelve months that are recorded in Accounts receivable less allowance for credit losses on the Consolidated and Combined Balance Sheets were as follows:

($ in millions)	December 31, 2020	December 31, 2019
Gross current financing receivables:
PSAs	$98.9	$104.6
Franchisee Notes	15.5	15.7
Current financing receivables, gross	$114.4	$120.3

Allowance for credit losses:
PSAs	$15.8	$10.0
Franchisee Notes	6.6	7.2
Total allowance for credit losses	22.4	17.2
Total current financing receivables, net	$92.0	$103.1

Net current financing receivables:
PSAs, net	$83.1	$94.6
Franchisee Notes, net	8.9	8.5
Total current financing receivables, net	$92.0	$103.1

The components of financing receivables with payments due beyond one year were as follows:

($ in millions)	December 31, 2020	December 31, 2019
Gross long-term financing receivables:
PSAs	$219.3	$222.9
Franchisee Notes	58.6	60.2
Long-term financing receivables, gross	$277.9	$283.1

Allowance for credit losses:
PSAs	$38.5	$19.4
Franchisee Notes	5.9	4.7
Total allowance for credit losses	44.4	24.1
Total long-term financing receivables, net	$233.5	$259.0

Net long-term financing receivables:
PSAs, net	$180.8	$203.5
Franchisee Notes, net	52.7	55.5
Total long-term financing receivables, net	$233.5	$259.0
Net deferred origination costs were insignificant as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, we had a net unamortized discount on our financing receivables of $18.4 million and $19.3 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of December 31, 2020 and 2019 were insignificant.
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

The amortized cost basis of PSAs and Franchisee Notes by origination year as of December 31, 2020 is as follows:

($ in millions)	2020	2019	2018	2017	2016	Prior	Total
PSAs
Credit Score:
Less than 400	$17.5	$10.1	$4.7	$2.1	$0.5	$0.1	$35.0
400-599	25.1	13.6	7.5	3.1	0.9	0.3	50.5
600-799	51.3	26.1	13.9	6.2	2.0	0.3	99.8
800+	71.8	34.7	17.9	6.8	1.5	0.2	132.9
Total PSAs	$165.7	$84.5	$44.0	$18.2	$4.9	$0.9	$318.2

Franchisee Notes
Active distributors	$20.5	$21.3	$9.2	$5.6	$3.1	$3.6	$63.3
Separated distributors	0.1	1.4	1.8	2.1	1.7	3.7	10.8
Total Franchisee Notes	$20.6	$22.7	$11.0	$7.7	$4.8	$7.3	$74.1

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
December 31, 2020	$3.5	$1.8	$7.2	$12.5	$305.7	$318.2	$7.2
December 31, 2019	3.7	1.9	7.2	12.8	314.7	327.5	7.2
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of December 31, 2020 and 2019.
Uncollectable Status
PSAs are deemed uncollectable and written off when they are both contractually delinquent and no payment has been received for 180 days.
Franchisee Notes are deemed uncollectable and written off after a distributor separates and no payments have been received for one year.
The Company stops accruing interest and other fees associated with financing receivables when (i) a customer is placed in uncollectable status and repossession efforts have begun; (ii) upon receipt of notification of bankruptcy; (iii) upon notification of the death of a customer; or (iv) other instances in which management concludes collectability is not reasonably assured.
Adoption of New Accounting Standard
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including financing and trade accounts receivables. On January 1, 2020, we adopted ASU 2016-13 and recognized in our Consolidated and Combined Balance Sheets, as of January 1, 2020, an increase in the allowance for trade accounts and financing receivables of $22.1 million with a corresponding net of tax adjustment to beginning Former Parent’s investment of $16.9 million.
Results for reporting periods beginning January 1, 2020 reflect the adoption of ASU 2016-13, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting practices.

Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for a discussion of our accounting policies for financing receivables prior and subsequent to the adoption of ASU 2016-13.

Volatility in overall global economic conditions and worldwide capital markets as a result of the COVID-19 pandemic may negatively impact our customers’ ability to pay and, as a result, may increase the difficulty in collecting trade accounts and financing receivables. We did not realize notable increases in loss rates and delinquencies during the year ended December 31, 2020, and given the nature of our portfolio of receivables, our historical experience during times of challenging economic conditions, and our forecasted future impact of COVID-19 on our customers’ ability to pay, we did not record material provisions for credit losses as a result of the COVID-19 pandemic during the year ended December 31, 2020. If the financial condition of our customers were to deteriorate beyond our current estimates, resulting in an impairment of their ability to make payments, we would be required to write off additional receivable balances, which would adversely impact our net earnings and financial condition.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowances for credit losses related to financing receivables as of December 31:

	2020			2019
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$29.4	$11.9	$41.3	$29.6	$14.2	$43.8
Transition adjustment	17.5	1.0	18.5	—	—	—
Provision for credit losses	29.3	5.9	35.2	26.4	4.5	30.9
Write-offs	(32.5)	(6.5)	(39.0)	(28.2)	(7.2)	(35.4)
Recoveries of amounts previously charged off	2.7	0.2	2.9	1.6	0.4	2.0
Other adjustment	7.9	—	7.9	—	—	—
Allowance for credit losses, end of year	$54.3	$12.5	$66.8	$29.4	$11.9	$41.3
The ending balance as of December 31, 2020 of $66.8 million is included in the Consolidated and Combined Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $22.4 million and $44.4 million, respectively. The ending balance as of December 31, 2019 of $41.3 million is included in the Consolidated and Combined Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $17.2 million and $24.1 million, respectively.

Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of December 31, 2020:

($ in millions)
Cost basis of trade accounts receivable as of December 31, 2020	$373.2

Allowance for credit losses balance as of December 31, 2019	15.0
Adoption of new accounting standard	3.6
Provision for credit losses	7.7
Write-offs	(9.1)
Foreign currency and other	0.9
Allowance for credit losses balance as of December 31, 2020	18.1
Net trade accounts receivable balance as of December 31, 2020	$355.1

NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows:

($ in millions)	2020	2019
Finished goods	$90.3	$95.8
Work in process	19.9	25.2
Raw materials	123.5	103.1
Total	$233.7	$224.1
As of December 31, 2020 and 2019, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows:

($ in millions)	2020	2019
Land and improvements	$6.1	$6.2
Buildings and leasehold improvements	65.5	57.3
Machinery and equipment	265.6	263.7
Gross property, plant and equipment	337.2	327.2
Less: accumulated depreciation	(240.4)	(225.3)
Property, plant and equipment, net (a)	$96.8	$101.9

(a) Includes property, plant and equipment, net in the United States of $74.0 million and $78.5 million as of December 31, 2020 and 2019, respectively.
No interest was capitalized related to capitalized expenditures in any period.
Depreciation and amortization expense related to property, plant and equipment and owned assets classified as contract costs was $49.3 million, $52.7 million and $55.8 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are as follows:

($ in millions)
Balance, January 1, 2019	$1,139.5
Foreign currency translation and other	18.3
Balance, December 31, 2019	1,157.8
Impairment charge	(85.3)
Foreign currency translation and other	19.6
Balance, December 31, 2020	$1,092.1
Impairment Charge
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
As a result of the interim impairment testing performed, we concluded that the estimated fair value of our Telematics reporting unit was less than its carrying value as of March 27, 2020, and recorded a non-cash goodwill impairment charge of $85.3 million during the three months ended March 27, 2020. The charge is included in operating results and represents the accumulated impairment charges taken as of December 31, 2020. The carrying value of the Telematics reporting unit was $248.4 million as of December 31, 2020.
Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for discussion of our annual impairment test.

Intangible Assets
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31:

		2020			2019
($ in millions)	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangibles:
Patents and technology	6 years	$75.1	$(50.9)	$24.2	$70.2	$(44.5)	$25.7
Customer relationships and other intangibles	7 years	277.3	(152.5)	124.8	268.0	(125.3)	142.7
Total finite-lived intangibles		352.4	(203.4)	149.0	338.2	(169.8)	168.4
Indefinite-lived intangibles:
Trademarks and trade names		101.5	—	101.5	105.9	—	105.9
Total intangibles		$453.9	$(203.4)	$250.5	$444.1	$(169.8)	$274.3
Total intangible amortization expense for the years ended December 31, 2020, 2019 and 2018 was $29.0 million, $31.8 million and $30.6 million, respectively.
Based on the intangible assets recorded as of December 31, 2020, amortization expense is estimated to be as follows for the next five years and thereafter:

($ in millions)
2021	$29.3
2022	24.9
2023	23.7
2024	22.6
2025	18.8
2026 and thereafter	29.7
Total	$149.0

NOTE 8. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value for assets and liabilities required to be carried at fair value and provide for certain disclosures related to the valuation methods used within the valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:
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
•Level 3 inputs are unobservable inputs based on our assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Financial liabilities that are measured at fair value on a recurring basis were as follows:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Deferred compensation liabilities	—	$3.7	—	$3.7
December 31, 2019
Deferred compensation liabilities	—	$14.7	—	$14.7
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in Other long-term liabilities in the accompanying Consolidated and Combined Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of our common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Prior to the Separation, certain of our management employees participated in Fortive’s nonqualified deferred compensation programs with similar terms except that earnings rates for amounts contributed unilaterally by Fortive were entirely based on changes in the value of Fortive’s common stock.
In connection with the Separation, we established a deferred compensation program which was designed to replicate Fortive’s. Accounts in Fortive’s deferred compensation programs held by Vontier employees at the time of the Separation were converted into accounts in the Vontier deferred compensation program based on the “concentration method” designed to maintain the economic value before and after the Separation date using the relative fair market value of the Fortive and Vontier common stock based on their respective closing prices as of October 8, 2020. Prior to the Separation, the entire value of the Vontier employees’ deferred compensation program accounts in Fortive’s deferred compensation programs was recorded in other long-term liabilities. Upon conversion of these accounts to the Vontier deferred compensation program, $7.6 million of deferred compensation liabilities were reclassified from Other long-term liabilities to Additional paid-in capital, representing the value of the deferred compensation that will ultimately be settled in Vontier common stock.
In addition, Fortive retained a liability of approximately $4.9 million of deferred compensation liabilities related to former employees of the Vontier Businesses whose employment terminated prior to the Separation. As a result, the deferred compensation liabilities balance recorded as of December 31, 2020 does not include amounts related to such terminated employees. Because this amount had been included in our Combined Balance Sheet prior to the Separation, Fortive’s retention of the liability has been reflected as an adjustment to Former Parent’s investment.
These amounts are considered non-cash financing activities for purposes of the Consolidated and Combined Statements of Cash Flows.
Refer to Note 12. Employee Benefit Plans for information related to the fair value of the Company-sponsored defined benefit pension plan assets.
Non-recurring Fair Value Measurements
Certain assets and liabilities are carried on the accompanying Consolidated and Combined Balance Sheets at cost and are not remeasured to fair value on a recurring basis. These assets include finite-lived intangible assets, which are tested when a triggering event occurs, and goodwill and identifiable indefinite-lived intangible assets, which are tested for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that the asset may not be recoverable.
As of December 31, 2020, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were approximately $1.1 billion of goodwill and $250.5 million of identifiable intangible assets, net.
Refer to Note 11. Financing for information related to the fair value of debt.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows:

	2020		2019
($ in millions)	Current	Long-term	Current	Long-term
Compensation, pension and post retirement benefits	$95.9	$17.8	$75.4	$26.7
Claims, including self-insurance and litigation	21.0	56.8	6.4	55.5
Taxes, income and other	62.2	39.0	11.8	111.5
Deferred revenue	87.6	58.3	87.0	63.2
Sales and product allowances	38.5	—	35.1	—
Warranty	37.0	17.6	56.6	0.8
Other	105.9	27.7	47.0	37.8
Total	$448.1	$217.2	$319.3	$295.5

We generally accrue estimated warranty costs at the time of sale. In general, manufactured products are warrantied against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from ninety days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of our accrued warranty liability:

($ in millions)
Balance, January 1, 2019	$55.9
Accruals for warranties issued during the year	64.1
Settlements made	(61.2)
Reductions due to dispositions	(1.9)
Effect of foreign currency translation	0.5
Balance, December 31, 2019	$57.4
Accruals for warranties issued during the year	42.8
Settlements made	(45.7)
Effect of foreign currency translation	0.1
Balance, December 31, 2020	$54.6

NOTE 10. LEASES
We determine if an arrangement is or contains a lease at inception. We have operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. Many leases include one option to renew, some of which include options to extend the lease for up to 15 years, and some of which include options to terminate the leases within one year. We considered options to renew in our lease terms and measurement of right-of-use assets and lease liabilities if we determined they were reasonably certain to be exercised.
Operating lease cost was $22.5 million, $22.1 million, and $23.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Short-term and variable lease cost, sublease income and cost for finance leases were immaterial for the year ended December 31, 2020. During the year ended December 31, 2020, cash paid for operating leases was $21.0 million and is included in operating cash flows. Right-of-use assets obtained in exchange for operating lease obligations were $13.6 million for the year ended December 31, 2020.
The following table presents the maturity of our operating lease liabilities as of December 31, 2020:

($ in millions)
2021	$11.8
2022	8.2
2023	6.3
2024	4.3
2025	3.3
Thereafter	16.7
Total lease payments	50.6
Less: imputed interest	(8.2)
Total lease liabilities	$42.4

As of December 31, 2020, the weighted average lease term of our operating leases was 8.6 years, and the weighted average discount rate of our operating leases was 3.1%. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.
NOTE 11. FINANCING
The Company had the following debt outstanding as of December 31:

($ in millions)	2020	2019
Short-term borrowings:
India Credit Facility	$10.9	$12.6
Other short-term borrowings and bank overdrafts	—	4.2
Total short-term borrowings	$10.9	$16.8

Long-term debt:
Related-party loans with Former Parent	$—	$24.6
Two-Year Term Loans	1,000.0	—
Three-Year Term Loans	800.0	—
Total long-term debt	1,800.0	24.6
Less: debt issuance costs	(4.7)	—
Total long-term debt, net	$1,795.3	$24.6

Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the short-term borrowings section above are immaterial. Given the nature of the short-term borrowings, the carrying value approximates fair value at both December 31, 2020 and 2019.
As of December 31, 2020, the contractual maturities of the Company’s long-term debt were as follows:

($ in millions)	Term Loans
2021	$—
2022	1,000.0
2023	800.0
2024	—
2025	—
Thereafter	—
Total principal payments	$1,800.0

Credit Facilities

On September 29, 2020, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800.0 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1.0 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). We incurred $7.7 million in debt issuance costs which were paid by Fortive and are a non-cash activity with respect to the Consolidated and Combined Statements of Cash Flows.

At the closing of the Credit Agreement, the Company did not borrow any funds under the Credit Agreement. On October 9, 2020, we drew down the full $1.8 billion available under the Term Loans. The Company used the proceeds from the Term Loans to make payments to Fortive, with $1.6 billion used as part of the consideration for the contribution of certain assets and liabilities to the Company by Fortive in connection with the Separation and with $200.0 million used as a preliminary adjustment for excess cash balances remaining with the Company.

The Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Certain affirmative covenants, including certain reporting requirements and requirements to establish cash dominion accounts with the administrative agent, are triggered by failing to maintain availability under the credit facility at or above specified thresholds or by the existence of an event of default under the facility.

The Credit Agreement contains covenants which require a maximum consolidated leverage ratio of 3.75 to 1.0 and a minimum consolidated interest coverage ratio of 3.50 to 1.0.
The Credit Agreement contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenants during periods in which the financial covenants are tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders will be able to declare any outstanding principal balance of our Credit Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the Credit Agreement. As of December 31, 2020, the Company was in compliance with its debt covenants.
We made interest payments of $5.9 million during 2020 related to the Credit Facilities.

Three-Year Term Loans

The Three-Year Term Loans bear interest at a variable rate equal to the London Inter-bank Offered Rate (“LIBOR”) plus a leverage-based margin which was 175.0 basis points as of December 31, 2020. The interest rate on the Three-Year Term Loans outstanding as of December 31, 2020, was 1.90% per annum and $800.0 million was outstanding and recorded as Long-term debt as of December 31, 2020. The Three-Year Term Loans mature on October 6, 2023 and we are not obligated to make repayments prior to the maturity date. We are not permitted to re-borrow once the Three-Year Term Loans are repaid and there is no further ability to draw on the facility. No repayments were made during the year ended December 31, 2020. The was no material difference between the carrying value and the estimated fair value of the debt outstanding.

Two-Year Term Loans

The Two-Year Term Loans bear interest at a variable rate equal to LIBOR plus a leverage-based margin which was 162.5 basis points as of December 31, 2020. The interest rate on the Two-Year Term Loans outstanding as of December 31, 2020, was 1.77% per annum and $1.0 billion was outstanding and recorded as Long-term debt as of December 31, 2020. The Two-Year Term Loans mature on October 7, 2022 and we are not obligated to make repayments prior to the maturity date. We are not permitted to re-borrow once the Two-Year Term Loans are repaid and there is no further ability to draw on the facility. No repayments were made during the year ended December 31, 2020. The was no material difference between the carrying value and the estimated fair value of the debt outstanding.

Revolving Credit Facility

The Revolving Credit Facility requires the Company to pay lenders a commitment fee for unused commitments of 0.15% to 0.325% based on the consolidated leverage ratio. As of December 31, 2020 there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a leverage-based margin which was 152.5 basis points as of December 31, 2020.

Related-party Loans with Former Parent
As part of Fortive, we engaged in intercompany financing transactions. Transactions between Fortive and the Company have been included in Long-term debt on the Combined Balance Sheets as of December 31, 2019. As of December 31, 2019, these loans had an average interest rate of approximately 1.0%. These transactions were settled during the year ended December 31, 2020.
Refer to Note 20. Related-Party Transactions for additional information regarding the related-party loans with Fortive entities.
Short-term Borrowings
India Credit Facility
The Company has a credit facility with Citibank, N.A. with borrowing capacity of up to 850.0 million Indian Rupees (or approximately $11.6 million as of December 31, 2020) to facilitate working capital needs for certain businesses in India. As of December 31, 2020, the Company had less than $1 million borrowing capacity remaining. The effective interest rate associated with outstanding borrowings was 5.75% as of December 31, 2020.
Other

We have entered into short-term borrowing arrangements with various banks to facilitate short-term cash flow in certain countries. Additionally, prior to separation, certain of our businesses participated in Former Parent’s cash pooling arrangements. As of December 31, 2019, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Combined Balance Sheets.

Third party debt held by Fortive and the related interest expense was not allocated to us and is not reflected in the financial statements for periods prior to the Separation. The interest rate associated with the Company’s other short-term borrowings and bank overdrafts as of December 31, 2019 was 9.0%.

Interest payments associated with the above short-term borrowings were immaterial for the years ended December 31, 2020, 2019 and 2018.

NOTE 12. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
Certain employees participate in noncontributory defined benefit pension plans. In general, our policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The pension benefit obligations of our plans were $21.3 million and $18.2 million as of December 31, 2020 and 2019, respectively. The fair value of the plan assets of our plans was $8.6 million and $7.7 million as of December 31, 2020 and 2019, respectively, and include the use of Level 1 and Level 2 inputs in determining the fair value. As of December 31, 2020, and 2019, the underfunded status of the plans was $12.7 million and $10.5 million, respectively, and was included in the Consolidated and Combined Balance Sheets in accordance with the funded status of the plan. For plans where the plan assets were greater than the obligations, the net balance is included in Other assets. For plans where the obligations are greater than the plan assets, the net balance is recorded in Accrued expenses and other current liabilities and Other long-term liabilities. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of December 31, 2020 and 2019. The net periodic benefit costs were approximately $0.6 million, $0.7 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Defined Contribution Plans
We administer and maintain 401(k) Programs. Contributions are determined based on a percentage of compensation. For the years ended December 31, 2020, 2019 and 2018, we recognized compensation expense for our participating U.S. employees in the 401(k) Programs totaling $39.5 million, $14.9 million and $14.3 million, respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign currency translation adjustments	Other adjustments (b)		Total
Balance, January 1, 2018	$164.8	$(6.0)		$158.8
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(33.5)	0.5		(33.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(33.5)	0.5		(33.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.5	(a)	0.5
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	0.5		0.5
Net current period other comprehensive income (loss):	(33.5)	1.0		(32.5)
Balance, December 31, 2018	$131.3	$(5.0)		$126.3
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	22.4	(0.4)		22.0
Other comprehensive income (loss) before reclassifications, net of income taxes	22.4	(0.4)		22.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.4	(a)	0.4
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	0.4		0.4
Net current period other comprehensive income (loss)	22.4	—		22.4
Balance, December 31, 2019	$153.7	$(5.0)		$148.7
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	44.6	—		44.6
Other comprehensive income (loss) before reclassifications, net of income taxes	44.6	—		44.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.5	(a)	0.5
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	0.5		0.5
Net current period other comprehensive income (loss)	44.6	0.5		45.1
Balance, December 31, 2020	$198.3	$(4.5)		$193.8

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans and other postretirement employee benefit plans.

NOTE 14. SALES
Refer to a discussion of our significant accounting policies regarding sales in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Contract Assets
In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. Contract assets were $9.0 million and $12.8 million as of December 31, 2020 and 2019, respectively, and are included in Prepaid expenses and other current assets.
Contract Costs
We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. As of December 31, 2020 and 2019, we had $81.2 million and $95.2 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated and Combined Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis.
Impairment losses recognized on our revenue-related capitalized contract costs were immaterial during both the years ended December 31, 2020 and 2019.
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
The Company’s contract liabilities consisted of the following as of December 31:

($ in millions)	2020	2019
Deferred revenue - current	$87.6	$87.0
Deferred revenue - noncurrent	58.3	63.2
Total contract liabilities	$145.9	$150.2
In the year ended December 31, 2020, the Company recognized $63.3 million of revenue related to the Company’s contract liabilities at January 1, 2020. The change in contract liabilities from December 31, 2019 to December 31, 2020 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the average contract value for software-as-a-service contracts, with expected customer delivery dates beyond one year from December 31, 2020 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Performance obligations as of December 31, 2020 are $407.5 million, the majority of which are related to the annual contract value of software-as-a-service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 65 percent with the next three years, and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of product and services, geographic location, solution and major product group, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenue is as follows for the years ended December 31:

($ in millions)	2020	2019	2018
Sales:
Sales of products	$2,459.9	$2,484.0	$2,408.1
Sales of services	244.7	288.1	257.8
Total	$2,704.6	$2,772.1	$2,665.9

Geographic:
North America (a)	$1,898.3	$1,875.5	$1,751.8
Western Europe	255.7	275.5	288.4
High-growth markets	432.9	499.4	500.0
Rest of world	117.7	121.7	125.7
Total	$2,704.6	$2,772.1	$2,665.9

Solution:
Retail fueling hardware	$822.9	$851.2	$757.4
Auto repair	526.9	555.4	562.3
Service and other recurring revenue	445.3	466.7	433.6
Environmental	235.7	281.6	281.7
Retail solutions	375.9	294.9	281.4
Software-as-a-service	181.6	195.5	215.8
Smart cities	32.4	38.0	38.1
E-mobility	24.2	2.1	—
Other	59.7	86.7	95.6
Total	$2,704.6	$2,772.1	$2,665.9

Major Product Group:
Mobility technologies	$2,087.5	$2,134.2	$2,026.3
Diagnostics and repair technologies	617.1	637.9	639.6
Total	$2,704.6	$2,772.1	$2,665.9

(a) Includes sales in the United States of $1,843.2 million, $1,811.8 million, and $1,668.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 15. INCOME TAXES
Separation from Fortive
Prior to the Separation, our operating results were included in Fortive’s various consolidated U.S. federal and certain state income tax returns, as well as certain non-U.S. returns. For periods prior to the Separation, our combined financial statements reflect income tax expense and deferred tax balances as if we had filed tax returns on a standalone basis separate from Fortive. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods prior to the Separation. For periods prior to the Separation, our pretax operating results include any transactions with Fortive as if it were an unrelated party.

In connection with the Separation, we entered into agreements with Fortive, including a Tax Matters Agreement. The Tax Matters Agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” filings prior to the Separation. “Joint” filings are returns, such as the United States federal return, that include operations from both Fortive legal entities and the Company. By contrast, “separate” filings are tax returns (primarily U.S. state returns and non U.S. returns), that exclusively include either Fortive’s or the Company’s operations, respectively. In accordance with the Tax Matters Agreement, the Company is liable for and has indemnified Fortive against all income tax liabilities involving “separate” filings for periods prior to the Separation.
Earnings and Income Taxes
Earnings (losses) before income taxes for the years ended December 31 were as follows:

($ in millions)	2020	2019	2018
United States	$496.8	$510.9	$460.7
Non-U.S.	(36.5)	54.9	46.6
Total	$460.3	$565.8	$507.3
The provision (benefit) for income taxes for the years ended December 31 were as follows:

($ in millions)	2020	2019	2018
Current:
Federal U.S.	$122.9	$80.2	$71.2
Non-U.S.	19.8	19.5	25.5
State and local	18.4	16.8	19.3
Deferred:
Federal U.S.	(33.3)	13.2	8.9
Non-U.S.	(8.4)	(1.1)	(3.7)
State and local	(1.1)	0.7	0.6
Income tax provision	$118.3	$129.3	$121.8

Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the accompanying Consolidated and Combined Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows:

($ in millions)	2020	2019
Deferred Tax Assets:
Allowance for credit losses	$22.9	$12.6
Financing receivables	—	4.6
Operating lease liabilities	10.2	8.7
Inventories	6.3	6.9
Pension benefits	0.6	0.8
Other accruals and prepayments	23.2	25.9
Deferred revenue	9.5	6.3
Warranty services	12.6	12.3
Stock-based compensation expense	6.7	4.3
Tax credit and loss carryforwards	29.0	34.4
Other	4.0	—
Valuation allowances	(22.4)	(29.7)
Total deferred tax assets	102.6	87.1
Deferred Tax Liabilities:
Property, plant and equipment	(8.6)	(8.0)
Operating lease right-of-use assets	(9.4)	(8.7)
Insurance, including self-insurance	(18.3)	(78.2)
Goodwill and other intangibles	(66.2)	(75.7)
Other	(4.4)	0.4
Total deferred tax liabilities	(106.9)	(170.2)
Net deferred tax liability	$(4.3)	$(83.1)
Applying the valuation allowance methodology discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period. The Company’s valuation allowance decreased by $7.3 million during the current year, primarily related to the write off of foreign tax credit carryforwards with a full valuation allowance that had been recorded under the separate return methodology utilized in the carve out financial statements as of December 31, 2019 that were retained by Fortive with the Separation.
As of December 31, 2020, the Company has federal, various state, and foreign net operating losses in the amounts of $1.8 million, $25.8 million, and $123.1 million, respectively. These net operating loss carryforwards have various expiration periods beginning in 2022. As of December 31, 2020, the Company had foreign tax credit carryforwards of $0.3 million and state tax credit carryforwards of $0.6 million, which begin to expire in 2030 and 2027, respectively.

Effective Income Tax Rate
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	3.1%	2.8%	3.1%
Non-U.S. income taxed at different rate than U.S. statutory rate	4.0%	0.8%	2.2%
Foreign derived intangible income taxation	(1.6)%	(1.5)%	(1.8)%
Goodwill impairment	1.1%	—%	—%
Compensation related	—%	(0.8)%	(0.5)%
Non-taxable income	(3.3)%	—%	—%
Uncertain tax positions	1.5%	0.5%	—%
Other	(0.1)%	—%	—%
Effective income tax rate	25.7%	22.8%	24.0%
Our effective tax rate for 2020, 2019, and 2018 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, in 2020, there is a favorable impact related to non-taxable income which is partially offset by nondeductible book goodwill impairments and uncertain tax position accruals.
Following the Separation, we made income tax payments of $4.6 million. Prior to the Separation, we did not make any income tax payments related to “joint” tax returns as these liabilities were the responsibility of Fortive. Vontier did make income tax payments related to “separate” tax returns for which it was responsible. We recorded, through Net Parent investment, $1.4 million to establish the net income tax receivable as of the Separation.
Unrecognized Tax Benefits
As of December 31, 2020, gross unrecognized tax benefits were $17.4 million ($18.9 million total, including $2.8 million associated with interest and penalties, and net of the impact of $1.3 million of indirect tax benefits). As of December 31, 2019, gross unrecognized tax benefits were $14.5 million ($14.2 million total, including $2.7 million associated with interest and penalties, and net of the impact of $3.0 million of indirect tax benefits). We recognized approximately $0.3 million, $0.2 million, and $0.2 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2020, 2019, and 2018, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows as of December 31:

($ in millions)	2020	2019	2018
Unrecognized tax benefits, beginning of year	$14.5	$11.5	$11.3
Additions based on tax positions related to the current year	8.5	0.4	0.2
Additions for tax positions of prior years	0.5	2.6	—
Reductions for tax positions of prior years	(0.6)	—	—
Lapse of statute of limitations	(0.3)	—	—
Settlements	(2.1)	—	—
Effect of foreign currency translation	0.3	—	—
Separation-related adjustments	(3.4)	—	—
Unrecognized tax benefits, end of year	$17.4	$14.5	$11.5
We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdictions. In accordance with the Tax Matters Agreement with Fortive, the Company is liable for taxes arising from examinations of the following; (i) the Company’s initial U.S. federal taxable year October 9, 2020 through December 31, 2020; (ii) separate company state tax returns for all periods; (iii) joint state tax returns for the period October 9, 2020 through December 31, 2020; (iv) international separate company returns for all periods; and (v) joint international tax returns that include only Vontier legal entities for all periods. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. The Company does not believe that the total amount of unrecognized tax benefits will change by a material amount within the next 12 months due to the settlement of audits and expirations of statutes of limitations.
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return is for the short taxable year October 9, 2020 through December 31, 2020. We expect to file our initial U.S. federal income tax return for the 2020 short tax year with the Internal Revenue Service (“IRS”) during 2021. Therefore, the IRS has not yet begun examination of the Company. The Company remains subject to tax audit for its separate company tax returns in various U.S. states for the tax years 2011 to 2020. Our operations in certain foreign jurisdictions remain subject to routine examination for the tax years 2007 to 2020.
Repatriation and Unremitted Earnings

As of December 31, 2020, the Company’s undistributed earnings of its foreign subsidiaries are intended to be permanently reinvested in non-U.S. operations. The operating plans, budgets and forecasts, and long-term and short-term financial requirements of the parent company and the subsidiaries indicate that there is no current or known future need to distribute cash from our foreign subsidiaries to Vontier Corporation for any purpose. Therefore, no U.S. deferred taxes have been recorded. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.

NOTE 16. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows:

($ in millions)	2020	2019	2018
Employee severance related	$4.9	$6.1	$2.0
Facility exit and other related	—	0.1	—
Impairment charges	—	—	0.5
Total restructuring and other related charges	$4.9	$6.2	$2.5
Substantially all restructuring activities initiated in 2020 were completed by December 31, 2020. We expect substantially all cash payments associated with remaining termination benefits recorded in 2020 will be paid during 2021. Substantially all planned restructuring activities related to the 2019 and 2018 plans have been completed. Impairment charges relate to certain intangible assets.
The nature of our restructuring and related activities initiated in the years ended December 31, 2020, 2019 and 2018 focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to provide superior products and services to our customers in a cost efficient manner, and taking into consideration broad economic uncertainties.
The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our restructuring actions:

($ in millions)	Balance as of January 1, 2019	Costs Incurred	Paid/ Settled	Balance as of December 31, 2019	Costs Incurred	Paid/ Settled	Balance as of December 31, 2020
Employee severance and related	$1.7	$6.1	$(3.3)	$4.5	$4.9	$(6.1)	$3.3
Facility exit and other related	0.1	0.1	—	0.2	—	(0.2)	—
Total	$1.8	$6.2	$(3.3)	$4.7	$4.9	$(6.3)	$3.3

The restructuring and other related charges incurred during the years ended December 31, 2020 and 2019 were cash charges. The restructuring and other related charges incurred during 2018 included cash charges of $2.0 million and $0.5 million of noncash charges. These charges are reflected in the following captions in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income for the years ended December 31:

($ in millions)	2020	2019	2018
Cost of sales	$0.2	$2.0	$0.4
Selling, general and administrative expenses	4.7	4.2	2.1
Total	$4.9	$6.2	$2.5

NOTE 17. LITIGATION AND CONTINGENCIES
Litigation

We are, from time to time, subject to a variety of litigation and other proceedings incidental to our business, including lawsuits involving claims for damages arising out of the use of our products, software and services; claims relating to intellectual property matters, employment matters, commercial disputes, product liability (including asbestos exposure claims) and personal injury; as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions, or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our financial position, results of operations or cash flows.

In accordance with accounting guidance, the Company records a liability in the Consolidated and Combined Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, the Company does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If risk insurance reserves the Company has established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings.
In connection with the recognition of liabilities for asbestos-related matters, the Company records insurance recoveries that are deemed probable and estimable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings, our knowledge of any pertinent solvency issues surrounding insurers, and litigation and court rulings potentially impacting coverage. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in the analysis of probable recoveries. Projecting future events is subject to various uncertainties, including litigation and court rulings potentially impacting coverage, that could cause insurance recoveries on asbestos-related liabilities to be higher or lower than those projected and recorded. Given the inherent uncertainty in making future projections, the Company reevaluates projections concerning the Company’s probable insurance recoveries considering any changes to the projected liabilities, the Company’s recovery experience or other relevant factors that may impact future insurance recoveries.

We recorded gross liabilities associated with known and future expected asbestos claims of $68.0 million and $54.4 million as of December 31, 2020 and 2019, respectively. Known and future expected asbestos claims of $17.5 million and $5.6 million are included in Accrued expenses and other current liabilities on the Consolidated and Combined Balance Sheets as of December 31, 2020 and 2019, respectively. Known and future expected asbestos claims of $50.5 million and $48.8 million are included in Other long-term liabilities on the Consolidated and Combined Balance Sheets as of December 31, 2020 and 2019, respectively.

We recorded the related projected insurance recoveries of $36.0 million and $24.9 million as of December 31, 2020 and 2019, respectively. Insurance recoveries in the accompanying Consolidated Balance Sheet as of December 31, 2020 include $10.8 million in Prepaid expenses and other current assets and $25.2 million in Other assets. Insurance recoveries in the accompanying Combined Balance Sheet as of December 31, 2019 include $3.9 million in Prepaid expenses and other current assets and $21.0 million in Other assets.

Guarantees

As of December 31, 2020 and 2019, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $84.5 million and $36.7 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our financial statements.

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
NOTE 18. STOCK-BASED COMPENSATION
We had no stock-based compensation plans prior to the Separation; however, certain of our employees participated in the Fortive Plans, which provided for the grants of stock options and RSUs. Prior to the Separation, Fortive allocated stock-based compensation expense to the Company based on Vontier employees participating in the Fortive Plans. This is reflected in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income for the period prior to the Separation.
In connection with the Separation and the related employee matters agreement, the Company adopted the 2020 Stock Incentive Plan (the “Stock Plan”) that became effective upon the Separation. Outstanding equity awards of Fortive held by our employees at the separation date (the “Converted Awards”) were converted into or replaced with Vontier equity awards (the “Conversion Awards”) under the Stock Plan based on the “concentration method,” and were adjusted to maintain the economic value immediately before and after the distribution date using the relative fair market value of Fortive common stock based on the Fortive “regular-way” close price as of October 8, 2020 and the Vontier “when-issued” trading price as of October 8, 2020. Other than replacement equity awards of Vontier issued in replacement of Fortive’s restricted stock units and stock options, the terms of the converted or replacement equity awards of Vontier (e.g. vesting date and expiration date) continued unchanged. Incremental stock-based compensation expense recorded as a result of this equity award conversion was $2.0 million and will be recognized over the remaining service period.
The Stock Plan provides for the grant of stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”), performance-based restricted stock awards (“RSAs”) and performance stock awards (“PSAs”) (collectively, “Stock Awards”), stock options or any other stock-based award. A total of 17.0 million shares of our common stock have been authorized for issuance under the Stock Plan and as of December 31, 2020, approximately 11 million shares of our common stock remain available for issuance under the Stock Plan.
Stock options under the Stock Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of our Board of Directors. Our executive officers and certain other employees may be awarded stock options with different vesting criteria and stock options granted to non-employee directors are fully vested as of the grant date. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Vontier’s common stock on the NYSE on the date of grant, while stock options issued as Conversion Awards were priced to maintain the economic value before and after the Separation.
RSUs issued under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees under the Stock Plan generally provide for time-based vesting over five years, although certain employees may be awarded RSUs with different time-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of our shareholders following the grant date. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding.

In December 2020, PSUs were granted under the Stock Plan as Conversion Awards that vest based on our total shareholder return ranking relative to the S&P 500 Index.
Stock awards generally vest only if the employee is employed by us (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options, vesting of RSUs and issuances of PSUs, we generally issue shares authorized but previously unissued.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general, and administrative expense in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.
Share-based compensation expense related to stock options, restricted stock units and performance stock units was $22.5 million, $13.1 million and $13.8 million during the years ended December 31, 2020, 2019 and 2018, respectively, which was reduced by the related tax benefit of $4.1 million, $2.1 million and $2.6 million, respectively.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2020. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures:

($ in millions)
Stock Awards	$27.3
Stock options	14.2
Total unrecognized compensation cost	$41.5

Stock Options
The following summarizes option activity under the Stock Plan and the Fortive Plans for the years ended December 31, 2020, 2019 and 2018 (in thousands, except price per share and numbers of years):

	Options(c)	Weighted Average Exercise Price(c)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	1,896	$38.09
Granted	318	76.67
Exercised	(292)	28.99
Canceled/forfeited	(61)	54.13
Outstanding as of December 31, 2018	1,861	44.78
Granted	376	77.47
Exercised	(335)	28.18
Canceled/forfeited	(148)	42.67
Outstanding as of December 31, 2019	1,754	53.74
Granted	815
Exercised	(360)
Canceled/forfeited	(80)
Aggregate impact of conversion related to the Separation (a)	2,406
Outstanding as of December 31, 2020	4,535	$27.17	7.3	$28,288
Vested and expected to vest as of December 31, 2020 (b)	3,530	$26.40	7.0	$24,736
Exercisable as of December 31, 2020	1,607	$21.21	5.2	$19,597

(a) The “Aggregate impact of conversion related to the Separation” represents the additional stock options issued as a result of the Separation by applying the “concentration method” to convert employee options based on the ratio of the fair value of Fortive and Vontier common stock calculated using the closing prices as of October 8, 2020.

(b) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
(c) The options and weighted average exercise price for the periods prior to the Separation are pre-impact of the modification of the awards related to the Separation.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Vontier common stock on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The amount of aggregate intrinsic value will change based on the price of Vontier’s common stock.
The weighted average exercise price of stock options granted, exercised, canceled/forfeited is not included in the table above for the full year ended December 31, 2020 as activity during this period included the Conversion Awards. The weighted average exercise price of Vontier stock options granted, exercised and canceled/forfeited for the period after separation until December 31, 2020 was $33.51, $18.70, and $30.10, respectively.

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes model for service condition awards with the following weighted average assumptions for the years ended December 31:

	2020	2019	2018
Risk-free interest rate	0.42%	1.43% - 2.60%	2.71% - 2.96%
Volatility	27.2%	19.9%	18.2%
Dividend yield	—%	0.37%	0.37%
Expected years until exercise	6.5	5.5 - 8.0	5.5 - 8.0
Weighted average fair value at date of grant	$9.95	$19.17	$18.66
The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $2.8 million, $1.9 million and $1.5 million, respectively.
Options outstanding as of December 31, 2020 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Vested
Exercise Price	Number of Options	Average Exercise Price	Average Remaining Life (in years)	Number of Options	Average Exercise Price
$9.92 - $23.46	1.5	$18.23	5	1.2	$17.27
$23.47 - $29.34	0.2	28.93	9	—	28.60
$29.35 - $31.46	2.2	31.37	9	0.2	31.12
$31.47 - $33.43	0.5	33.39	8	0.1	33.34
$33.44 - $33.66	0.1	33.66	10	0.1	33.66
Total shares	4.5			1.6

The following summarizes aggregate intrinsic value and cash receipts related to stock option exercise activity under the Stock Plan and the Fortive Plans for the years ended December 31:

($ in millions)	2020	2019	2018
Aggregate intrinsic value of stock options exercised	$9.6	$14.2	$14.3
Cash receipts from stock options exercised (a)	$9.4	$11.0	$8.3

(a) Cash receipts prior to the Separation were recorded as an increase to Former Parent's investment. This amount was $7.6 million, $11.0 million and $8.3 million in 2020, 2019, and 2018, respectively.

Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan and the Fortive Plans for the years ended December 31, 2020, 2019 and 2018 (in thousands; except price per share):

	Number of Stock Awards (b)	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2018	374	$45.92
Granted	106	77.78
Vested	(124)	41.28
Forfeited	(15)	53.23
Unvested as of December 31, 2018	341	57.63
Granted	132	77.15
Vested	(106)	74.77
Forfeited	(48)	56.69
Unvested as of December 31, 2019	319	62.00
Granted	593
Vested	(96)
Forfeited	(26)
Aggregate impact of conversion related to the Separation (a)	592
Unvested as of December 31, 2020	1,382

(a) The “Aggregate impact of conversion related to the Separation” represents the additional Stock Awards issued as a result of the Separation by applying the “concentration method” to convert Stock Awards based on the ratio of the fair value of Fortive and Vontier common stock calculated using the closing prices as of October 8, 2020.

(b) The awards and weighted average grant-date fair value for the periods prior to the Separation are pre-impact of the modification of the awards related to the Separation.
The weighted average grant date fair value of Stock Awards granted, vested, and forfeited is not included in the table above for the full year ended December 31, 2020 as activity during this period included the conversion of Stock Awards under the Fortive Plans into awards under the Stock Plan. The weighted average fair value of Stock Awards granted, vested, and forfeited during the period after separation until December 31, 2020 was $33.64, $28.49, and $29.76, respectively.
NOTE 19. CAPITAL STOCK AND EARNINGS PER SHARE
Capital Stock
The Company’s authorized capital stock consists of 1,985,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock with no par value, with all shares of preferred stock undesignated.

On August 5, 2019, we issued 1,000 shares of common stock to Fortive pursuant to Section 4(a)(2) of the Securities Act. We did not register the issuance of the issued shares under the Securities Act because the issuance did not constitute a public offering.

On September 28, 2020, Vontier filed a certificate of amendment to the Certificate of Incorporation of Vontier (the “Split Amendment”) with the Secretary of State of the State of Delaware, which became effective as of such date. The Split Amendment effected a stock split whereby each share of Vontier common stock issued and outstanding immediately prior to the Split Amendment was converted into 168,378.946 shares in order to provide sufficient capitalization of Vontier to enable Fortive to complete the Distribution and retain a 19.9% interest in the remaining shares of common stock of Vontier. All per share amounts in the Consolidated and Combined Statements of Earnings and Comprehensive Income have been retroactively adjusted to give effect to this recapitalization.

On October 9, 2020, Fortive distributed 80.1% of Vontier’s outstanding common stock to its stockholders. Refer to Note 1. Business Overview for additional information. Additionally, subsequent to year-end, Fortive divested of its remaining 19.9% ownership in the Company through an underwritten public offering. For additional information regarding the distribution of shares, refer to Note 21. Subsequent Events.

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

The total number of shares outstanding, including the impact of the Split Amendment, on October 9, 2020 was 168,378,946 which is being utilized for the calculation of both basic and diluted earnings per share for the years ended December 31, 2019 and 2018 as no Vontier common stock equivalents were outstanding prior to October 9, 2020.

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Year Ended December 31
($ and shares in millions, except per share amounts)	2020	2019	2018
Numerator:
Net earnings	$342.0	$436.5	$385.5

Denominator:
Basic weighted average common shares outstanding	168.4	168.4	168.4
Effect of dilutive stock options and RSUs	1.0	—	—
Diluted weighted average common shares outstanding	169.4	168.4	168.4

Earnings per share:
Basic	$2.03	$2.59	$2.29
Diluted	$2.02	$2.59	$2.29

Anti-dilutive shares	2.7	—	—

The dilutive shares disclosed above were calculated using the treasury stock method. The treasury stock method calculates the dilution assuming the exercise of all in-the-money options and vesting of RSUs, reduced by the repurchase of shares with proceeds from the assumed exercises, and unrecognized compensation expense for outstanding awards.
NOTE 20. RELATED-PARTY TRANSACTIONS
Our transactions with Fortive are considered related-party transactions. In connection with the Separation, on October 9, 2020, we entered into the Agreements with Fortive, which govern the Separation and provide a framework for the relationship between the parties going forward, including an employee matters agreement, tax matters agreement, an intellectual property matters agreement, an FBS license agreement and a TSA.
Employee Matters Agreement
The employee matters agreement sets forth, among other things, the allocation of assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding equity and other incentive awards and certain retirement and welfare benefit obligations.

Tax Matters Agreement
The tax matters agreement governs the respective rights, responsibilities and obligations of both Fortive and Vontier after the Separation with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Refer to Note 15. Income Taxes and “Item 1A. Risk Factors” for further discussion regarding the tax matters agreement.
Intellectual Property Matters Agreement
The intellectual property matters agreement sets forth the terms and conditions pursuant to which Fortive and Vontier have mutually granted certain personal, generally irrevocable, non-exclusive, worldwide, and royalty-free rights to use certain intellectual property. Both parties are able to sublicense their rights in connection with activities relating to the their businesses, but not for independent use by third parties.
FBS License Agreement
The FBS license agreement sets forth the terms and conditions pursuant to which Fortive has granted a non-exclusive, worldwide, non-transferable, perpetual license to us to use FBS solely in support of our businesses. We are able to sublicense such license solely to direct and indirect wholly-owned subsidiaries.
Transition Services Agreement
The TSA sets forth the terms and conditions pursuant to which Vontier and our subsidiaries and Fortive and its subsidiaries will provide to each other various services after the Separation. The services to be provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The charges for the transition services generally are expected to allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service, plus, in some cases, the allocated indirect costs of providing the services, generally without profit.
TSA Payments
In accordance with the TSA, net receipts from Fortive were immaterial during the year ended December 31, 2020. During the year ended December 31, 2020, we made net payments to Fortive of $13.9 million. Additionally, we accrued $39.6 million for amounts due to Fortive under the Tax Matters Agreement and Transition Services Agreement. The majority of the amounts due relates to our share of the transaction taxes related to the Separation which was not paid as of December 31, 2020.
Allocations of Expenses Prior to the Separation
The Company has historically operated as part of Fortive and not as a stand-alone company. Accordingly, certain shared costs have been allocated to the Company by Fortive, and are reflected as expenses in these financial statements.
Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the carve-out financial statements; however, the expenses reflected in the accompanying Consolidated and Combined Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity and the expenses that will be incurred in the future by the Company.
The amount of related party expenses allocated to the Company from Fortive and its subsidiaries for years ended December 31 were as follows:

($ in millions)	2020	2019	2018
Allocated corporate expenses	$28.0	$27.5	$26.7
Directly attributable expenses:
Insurance programs expenses	2.2	2.4	2.1
Medical insurance programs expenses	31.4	42.4	33.6
Deferred compensation program expenses	0.9	0.9	0.9
Total related-party expenses	$62.5	$73.2	$63.3

Following the Separation, we independently incur expenses as a stand-alone company and no expenses are allocated by Fortive.

Corporate Expenses

Certain corporate overhead and other shared expenses incurred by Fortive and its subsidiaries have been allocated to the Company and are reflected in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Vontier information technology infrastructure, facilities, compliance, human resources, and marketing, as well as legal functions and financial management and transaction processing, including public company reporting, consolidated tax filings, and tax planning, Fortive benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock-based compensation administration. These costs are allocated using a methodology that management believes is reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total. Following the Separation, we independently incur corporate overhead costs and no corporate overhead costs are allocated by Fortive.

Debt Financing

As part of Fortive, the Company engaged in related-party borrowings. Transactions between Fortive and the Company have been included in the accompanying Consolidated and Combined Financial Statements for all years presented.

There were non-cash settlements of the related-party loan receivables balances that existed as of December 31, 2019 during the year ended December 31, 2020.

Loans from Fortive to the Company have been recorded as Long-term debt in the accompanying Combined Balance Sheets. Related-party loans to Fortive entities were $24.6 million as of December 31, 2019. These transactions were settled during the year ended December 31, 2020.

Interest (expense) income, net on related-party transactions was insignificant for the year ended December 31, 2020 and was, $5.5 million and $8.5 million for the years ended December 31, 2019 and 2018, respectively.

Insurance Programs Administered by Fortive

In addition to the corporate allocations noted above, the Company was allocated expenses related to certain insurance programs Fortive administered on behalf of the Company, including automobile liability, workers’ compensation, general liability, product liability, director’s and officer’s liability, cargo, and property insurance. These amounts were allocated using various methodologies, as described below.

Included within the insurance cost allocation are amounts related to programs for which Fortive is self-insured up to a certain amount. For the self-insured component, costs are allocated to the Company based on its incurred claims. Fortive has premium-based policies that cover amounts in excess of the self-insured retentions. The Company is allocated a portion of the total insurance cost incurred by Fortive based on its pro-rata portion of Fortive’s total underlying exposure base. An estimated liability relating to the Company’s known and incurred but not reported claims has been allocated to the Company and reflected in the accompanying Consolidated and Combined Balance Sheets. In connection with the Separation, we established similar independent self-insurance programs to support any outstanding claims going forward.

Medical Insurance Programs Administered by Fortive

In addition to the corporate allocations noted above, the Company was allocated expenses related to the medical insurance programs administered on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the employees attributable to the Company. In connection with the Separation, we established independent medical insurance programs similar to those previously provided by Fortive.

Deferred Compensation Program Administered by Fortive

Certain employees of the Company participated in Fortive’s nonqualified deferred compensation programs, which permitted officers, directors and certain management employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. Participants could have chosen among alternative earnings rates for the amounts they deferred, which were primarily based on investment options within Fortive’s 401(k) program (except that the earnings rates for amounts contributed unilaterally by Fortive were entirely based on changes in the value of Fortive’s common stock). All amounts deferred under this plan are unfunded, unsecured obligations of the Company. In connection with the Separation, we established a similar independent, nonqualified deferred compensation program.

Revenue and Other Transactions Entered Into In the Ordinary Course of Business
Prior to the Separation, we operated as part of Fortive and not as a stand-alone company and certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Following the Separation, we continue to enter into arms-length revenue arrangements in the ordinary course of business with Fortive and its affiliates, although certain agreements were entered into or terminated as a result of the Separation.
Certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Our revenue from sales to Fortive and its subsidiaries was insignificant during the years ended December 31, 2020, 2019 and 2018.
We recorded purchases of approximately $16 million, $16 million and $13 million from Fortive and its subsidiaries during the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 21. SUBSEQUENT EVENTS

In January 2021, Fortive sold a total of 33.5 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering Fortive no longer owned any of the Company’s outstanding common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
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
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Vontier, Corporate Governance in the Proxy Statement for our 2021 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Code of Ethics
We have adopted a code of business conduct and ethics for directors, officers (including Vontier’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Conduct. The Code of Conduct is available in the “Investors - Governance” section of our website at www.vontier.com.
We intend to disclose any amendment to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of our other executive officers, in the “Investors - Governance” section of our website, at www.vontier.com, within four business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, Tables, Pay Ratio and Director Compensation in the Proxy Statement for our 2021 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Vontier Common Stock by Directors, Officers and Principal Shareholders in the Proxy Statement for our 2021 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2021 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2021 annual meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 95 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
VONTIER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Financial Statement Schedule:
Valuation and Qualifying Accounts	98

		Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	2.1	October 13, 2020
3.1	Certificate of Amendment to the Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	September 30, 2020
3.2	Amended and Restated Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	October 13, 2020
3.3	Amended and Restated Bylaws of Vontier Corporation	8-K	001-39483	3.2	October 13, 2020
4.1	Description of Common Stock	—	—		Filed herewith
10.1	Credit Agreement, dated as of September 29, 2020, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto	8-K	001-39483	10.1	September 30, 2020
10.2	Employee Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.1	October 13, 2020
10.3	Tax Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.2	October 13, 2020
10.4	Transition Services Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.3	October 13, 2020
10.5	Intellectual Property Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.4	October 13, 2020
10.6	FBS License Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.5	October 13, 2020

10.7	Stockholder’s and Registration Rights Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.6	October 13, 2020
10.8	Vontier Corporation 2020 Stock Incentive Plan*	8-K	001-39483	10.7	October 13, 2020
10.9	Vontier Corporation Non-Employee Directors’ Deferred Compensation Plan	8-K	001-39483	10.8	October 13, 2020
10.10	Form of Restricted Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.9	October 13, 2020
10.11	Form of Restricted Stock Unit Agreement (Non-Employee Directors Deferred Compensation) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.10	October 13, 2020
10.12	Form of Performance Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.11	October 13, 2020
10.13	Form of Stock Option Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.12	October 13, 2020
10.14	Form of Stock Option Agreement (Non-Employee Directors) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.13	October 13, 2020
10.15	Vontier Corporation 2020 Executive Incentive Compensation Plan*	8-K	001-39483	10.14	October 13, 2020
10.16	Vontier Corporation Severance and Change-in-Control Plan for Officers*	8-K	001-39483	10.15	October 13, 2020
10.17	Vontier Corporation Executive Deferred Incentive Plan*	8-K	001-39483	10.16	October 13, 2020
21.1	Subsidiaries of the Registrant	—	—		Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of the Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
*Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION

Date: February 25, 2021	By:	/s/ MARK D. MORELLI
Mark D. Morelli
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ KAREN C. FRANCIS	February 25, 2021
Karen C. Francis
Chair, Director

/s/ GLORIA R. BOYLAND	February 25, 2021
Gloria R. Boyland
Director

/s/ MARTIN GAFINOWITZ	February 25, 2021
Martin Gafinowitz
Director

/s/ CHRISTOPHER J. KLEIN	February 25, 2021
Christopher J. Klein
Director

/s/ ANDREW D. MILLER	February 25, 2021
Andrew D. Miller
Director

/s/ MARK D. MORELLI	February 25, 2021
Mark D. Morelli
President, Chief Executive Officer and Director

/s/ DAVID H. NAEMURA	February 25, 2021
David H. Naemura
Senior Vice President, Chief Financial Officer and Treasurer

/s/ LYNN ROSS	February 25, 2021
Lynn Ross
Chief Accounting Officer

VONTIER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2020
Allowances deducted from asset accounts:
Allowance for credit losses	$56.3	$42.9	$0.3	$30.6	$(45.2)	$84.9
Valuation allowance for deferred income tax assets	$29.7	$—	$—	$—	$(7.3)	$22.4

Year Ended December 31, 2019
Allowances deducted from asset accounts:
Allowance for credit losses	$59.9	$38.2	$(0.1)	$0.9	$(42.6)	$56.3
Valuation allowance for deferred income tax assets	$24.7	$—	$—	$5.0	$—	$29.7

Year Ended December 31, 2018
Allowances deducted from asset accounts:
Allowance for credit losses	$54.6	$42.4	$(0.5)	$0.4	$(37.0)	$59.9
Valuation allowance for deferred income tax assets	$14.3	$—	$—	$10.4	$—	$24.7

(a) Amounts include allowance for credit losses classified as current and noncurrent.
(b) Amounts are related to businesses acquired, the impact of new accounting standards and other adjustments.