Form 10-Q
period 2021-04-02
Vontier Corp
filed 2021-05-07
CIK 1786842

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2021

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
Registrant’s telephone number, including area code: (984) 275-6000

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 30, 2021 was 168,797,957.

VONTIER CORPORATION
INDEX
FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION	4
Item 1.	Financial Statements (unaudited)	4
	Consolidated Condensed Balance Sheets as of April 2, 2021 and December 31, 2020	4
	Consolidated and Combined Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) for the Three Months Ended April 2, 2021 and March 27, 2020	5
	Consolidated and Combined Condensed Statements of Changes in Stockholders' Equity for the Three Months Ended April 2, 2021 and March 27, 2020	6
	Consolidated and Combined Condensed Statements of Cash Flows for the Three Months Ended April 2, 2021 and March 27, 2020	7
	Notes to Consolidated and Combined Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 6.	Exhibits	35
Signatures		36

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share and per share amounts)

	April 2, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$670.3	$380.5
Accounts receivable, less allowance for credit losses of $42.2 million and $40.5 million as of April 2, 2021 and December 31, 2020, respectively	386.5	447.1
Inventories:
Finished goods	94.3	90.3
Work in process	25.8	19.9
Raw materials	122.6	123.5
Total inventories	242.7	233.7
Prepaid expenses and other current assets	111.7	120.8
Total current assets	1,411.2	1,182.1
Property, plant and equipment, net of accumulated depreciation of $243.2 million and $240.4 million as of April 2, 2021 and December 31, 2020, respectively	98.1	96.8
Operating lease right-of-use assets	35.8	40.1
Long-term financing receivables, less allowance for credit losses of $43.2 million and $44.4 million as of April 2, 2021 and December 31, 2020, respectively	237.0	233.5
Other intangible assets, net	241.1	250.5
Goodwill	1,082.9	1,092.1
Other assets	178.0	177.9
Total assets	$3,284.1	$3,073.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$6.9	$10.9
Trade accounts payable	375.1	367.4
Current operating lease liabilities	11.9	11.9
Accrued expenses and other current liabilities	404.3	448.1
Total current liabilities	798.2	838.3
Long-term operating lease liabilities	26.9	30.5
Long-term debt	1,981.8	1,795.3
Other long-term liabilities	209.2	217.2
Commitments and Contingencies
Equity:
Preferred stock, no par value -- 15,000,000 authorized shares; and none issued and outstanding	—	—
Common stock, $0.0001 par value -- 1,985,000,000 shares authorized at April 2, 2021 and December 31, 2020; 168,762,403 and 168,497,098 shares issued and outstanding at April 2, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	8.7	7.6
Retained earnings (Accumulated deficit)	77.4	(13.6)
Accumulated other comprehensive income	178.2	193.8
Total Vontier stockholders’ equity	264.3	187.8
Noncontrolling interests	3.7	3.9
Total stockholders’ equity	268.0	191.7
Total liabilities and equity	$3,284.1	$3,073.0
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2021	March 27, 2020
Sales of products	$644.6	$547.5
Sales of services	62.8	61.7
Total sales	707.4	609.2
Cost of product sales	(345.5)	(297.1)
Cost of service sales	(50.1)	(49.0)
Total cost of sales	(395.6)	(346.1)
Gross profit	311.8	263.1
Operating costs:
Selling, general and administrative expenses	(145.7)	(123.1)
Research and development expenses	(33.2)	(32.9)
Impairment of goodwill	—	(85.3)
Operating profit	132.9	21.8
Non-operating expense, net:
Interest expense, net	(10.4)	(0.4)
Write-off of deferred financing costs	(3.2)	—
Other non-operating expense, net	(0.2)	(0.1)
Earnings before income taxes	119.1	21.3
Provision for income taxes	(28.1)	(25.5)
Net earnings (loss)	$91.0	$(4.2)

Net earnings (loss) per share:
Basic	$0.54	$(0.02)
Diluted	$0.54	$(0.02)
Average common stock and common equivalent shares outstanding:
Basic	168.7	168.4
Diluted	169.7	168.4

Other comprehensive income (loss), net of income taxes:
Net earnings (loss)	$91.0	$(4.2)
Foreign currency translation adjustments	(15.7)	(46.2)
Other adjustments	0.1	1.7
Total other comprehensive loss, net of income taxes	(15.6)	(44.5)
Comprehensive income (loss)	$75.4	$(48.7)
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	168.5	$—	$7.6	$(13.6)	$193.8	$3.9	$191.7
Net earnings	—	—	—	91.0	—	—	91.0
Other comprehensive loss, net of income taxes	—	—	—	—	(15.6)	—	(15.6)
Stock-based compensation expense	—	—	6.6	—	—	—	6.6
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.3	—	(1.4)	—	—	—	(1.4)
Acquisition of noncontrolling interest	—	—	(2.0)	—	—	0.1	(1.9)
Non-cash separation-related adjustments and other	—	—	(2.1)	—	—	—	(2.1)
Change in noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance, April 2, 2021	168.8	$—	$8.7	$77.4	$178.2	$3.7	$268.0

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Former Parent’s Investment	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2019	—	$—	$—	$—	$1,662.5	$148.7	$4.9	$1,816.1
Adoption of accounting standard	—	—	—	—	(16.9)	—	—	(16.9)
Balance, January 1, 2020	—	—	—	—	1,645.6	148.7	4.9	1,799.2
Net loss	—	—	—	—	(4.2)	—	—	(4.2)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(44.5)	—	(44.5)
Stock-based compensation expense	—	—	—	—	3.6	—	—	3.6
Net transfers to Former Parent	—	—	—	—	(13.1)	—	—	(13.1)
Non-cash settlement of net related-party borrowings	—	—	—	—	(1.0)	—	—	(1.0)
Change in noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Balance, March 27, 2020	—	$—	$—	$—	$1,630.9	$104.2	$3.8	$1,738.9
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	April 2, 2021	March 27, 2020
Cash flows from operating activities:
Net earnings (loss)	$91.0	$(4.2)
Non-cash items:
Depreciation and amortization expense	19.8	19.3
Stock-based compensation expense	6.6	3.6
Impairment of goodwill	—	85.3
Write-off of deferred financing costs	3.2	—
Amortization of debt issuance costs	0.8	—
Change in deferred income taxes	(1.0)	(7.0)
Change in accounts receivable and long-term financing receivables, net	61.5	30.5
Change in other operating assets and liabilities	(18.6)	(71.9)
Net cash provided by operating activities	163.3	55.6
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(11.0)	(7.5)
Proceeds from sale of property	—	0.1
Cash paid for equity investments	(4.6)	(9.5)
Net cash used in investing activities	(15.6)	(16.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,586.5	—
Repayment of long-term debt	(1,400.0)	—
Payment for debt issuance costs	(1.2)	—
Net repayments of related-party borrowings	—	(23.6)
Net (repayments of) proceeds from short-term borrowings	(4.0)	0.1
Net transfers to Former Parent	(31.5)	(9.5)
Proceeds from stock option exercises	1.5	—
Acquisition of noncontrolling interest	(1.9)	—
Other financing activities	(3.9)	(1.0)
Net cash provided by (used in) financing activities	145.5	(34.0)
Effect of exchange rate changes on cash and equivalents	(3.4)	(4.7)
Net change in cash and equivalents	289.8	—
Beginning balance of cash and equivalents	380.5	—
Ending balance of cash and equivalents	$670.3	$—
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Nature of Business
Vontier Corporation (“Vontier,” the “Company,” “we,” “us,” or “our”) is a global industrial technology company that focuses on critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. The Company supplies a wide range of mobility technologies and diagnostics and repair technologies solutions spanning advanced environmental sensors, fueling equipment, field payment hardware, remote management and workflow software, vehicle tracking and fleet management software-as-service solutions, professional vehicle mechanics’ and technicians’ equipment and traffic priority control systems. The Company markets its products and services to retail and commercial fueling operators, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.
Vontier operates through one reportable segment comprised of two operating segments: (i) mobility technologies, which is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management (“telematics”) and traffic management (“smart city solutions”), and (ii) diagnostics and repair technologies, which manufactures and distributes vehicle repair tools, toolboxes and automotive diagnostic equipment and software and a full line of wheel-service equipment. Given the interrelationships of the products, technologies and customers and the resulting similar long-term economic characteristics, we meet the aggregation criteria and have combined our two operating segments into a single reportable segment. Historically, these businesses had operated as part of Fortive Corporation’s Industrial Technologies reportable segment (the “Vontier Businesses”).
Separation from Fortive Corporation
On October 9, 2020, Fortive Corporation (“Fortive” or “Former Parent”) completed the separation of Fortive’s Industrial Technologies businesses through a pro rata distribution of 80.1% of the outstanding common stock of Vontier to Fortive’s stockholders (the “Separation”). In January 2021, Fortive sold a total of 33.5 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering, Fortive no longer owned any of the Company’s outstanding common stock.

Basis of Presentation
The accompanying Consolidated and Combined Condensed Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Fortive’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Vontier have been included in the combined condensed financial statements. Prior to the Separation, the combined condensed financial statements also included allocations of certain general, administrative, sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive during the applicable periods. Related-party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 11. Related-Party Transactions.
Following the Separation, the consolidated condensed financial statements include the accounts of Vontier and those of our wholly-owned subsidiaries and no longer include any allocations from Fortive. Accordingly:
•The Consolidated Condensed Balance Sheets as of April 2, 2021 and December 31, 2020 consist of our balances.
•The Consolidated Condensed Statement of Earnings and Comprehensive Income, Consolidated Condensed Statement of Changes in Equity and Consolidated Condensed Statement of Cash Flows for the three months ended April 2, 2021 consist of our consolidated results. The Combined Condensed Statement of Earnings (Loss) and Comprehensive Income (Loss), Combined Condensed Statement of Changes in Equity and Combined Condensed Statement of Cash Flows for the three months ended March 27, 2020 consist of the combined results of the Vontier Businesses.

Our Consolidated and Combined Condensed Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
All significant transactions between the Company and Fortive have been included in the accompanying Consolidated and Combined Condensed Financial Statements for all periods presented. Cash transactions with Fortive prior to the Separation are reflected in the accompanying Consolidated and Combined Condensed Statements of Changes in Stockholders’ Equity as “Net transfers to Former Parent.” Former Parent’s investment, which included Retained earnings (Accumulated deficit) prior to the Separation, represents Fortive’s interest in our recorded net assets prior to the Separation. In addition, the accumulated net effect of intercompany transactions between us and Fortive or Fortive affiliates for periods prior to the Separation are included in Former Parent’s investment.
The Consolidated and Combined Condensed Financial Statements include our accounts and the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated and Combined Condensed Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on our consolidated and combined results of operations, therefore net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in our Consolidated and Combined Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss). Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.

Unaudited Interim Financial Information

The interim Consolidated and Combined Condensed Financial Statements include the accounts of the Company. These Consolidated and Combined Condensed Financial Statements are prepared in conformity with GAAP, and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim Consolidated and Combined Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and related notes included in the Company’s 2020 Annual Report on Form 10-K.

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

Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses and is insignificant as of April 2, 2021 and December 31, 2020.
Product sales to franchisees and the related financing income is included in Cash flows from operating activities in the accompanying Consolidated and Combined Condensed Statements of Cash Flows.
The components of financing receivables with payments due in less than twelve months that are recorded in Accounts receivable less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	April 2, 2021	December 31, 2020
Gross current financing receivables:
PSAs	$97.1	$98.9
Franchisee Notes	15.8	15.5
Current financing receivables, gross	$112.9	$114.4

Allowance for credit losses:
PSAs	$17.1	$15.8
Franchisee Notes	6.7	6.6
Total allowance for credit losses	23.8	22.4
Total current financing receivables, net	$89.1	$92.0

Net current financing receivables:
PSAs, net	$80.0	$83.1
Franchisee Notes, net	9.1	8.9
Total current financing receivables, net	$89.1	$92.0

The components of financing receivables with payments due beyond one year were as follows:

($ in millions)	April 2, 2021	December 31, 2020
Gross long-term financing receivables:
PSAs	$219.1	$219.3
Franchisee Notes	61.1	58.6
Long-term financing receivables, gross	$280.2	$277.9

Allowance for credit losses:
PSAs	$37.8	$38.5
Franchisee Notes	5.4	5.9
Total allowance for credit losses	43.2	44.4
Total long-term financing receivables, net	$237.0	$233.5

Net long-term financing receivables:
PSAs, net	$181.3	$180.8
Franchisee Notes, net	55.7	52.7
Total long-term financing receivables, net	$237.0	$233.5

Net deferred origination costs were insignificant as of April 2, 2021 and December 31, 2020. As of April 2, 2021 and December 31, 2020, we had a net unamortized discount on our financing receivables of $17.2 million and $18.4 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of April 2, 2021 and December 31, 2020 were insignificant.
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
The amortized cost basis of PSAs and Franchisee Notes by origination year as of April 2, 2021, is as follows:

($ in millions)	2021	2020	2019	2018	2017	Prior	Total
PSAs
Credit Score:
Less than 400	$6.2	$14.4	$8.3	$3.8	$1.6	$0.5	$34.8
400-599	8.0	21.3	11.5	6.2	2.4	0.9	50.3
600-799	16.5	41.5	22.1	11.5	4.7	1.7	98.0
800+	25.5	57.3	29.2	14.8	5.0	1.3	133.1
Total PSAs	$56.2	$134.5	$71.1	$36.3	$13.7	$4.4	$316.2

Franchisee Notes
Active distributors	$11.6	$19.6	$15.4	$8.5	$4.8	$6.0	$65.9
Separated distributors	—	0.4	1.6	1.7	2.2	5.1	11.0
Total Franchisee Notes	$11.6	$20.0	$17.0	$10.2	$7.0	$11.1	$76.9

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
April 2, 2021	$2.8	$1.5	$6.5	$10.8	$305.4	$316.2	$6.5
December 31, 2020	3.5	1.8	7.2	12.5	305.7	318.2	7.2
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of April 2, 2021 and December 31, 2020.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	April 2, 2021			December 31, 2020
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$54.3	$12.5	$66.8	$29.4	$11.9	$41.3
Transition adjustment	—	—	—	17.5	1.0	18.5
Provision for credit losses	8.3	0.9	9.2	29.3	5.9	35.2
Write-offs	(8.3)	(1.4)	(9.7)	(32.5)	(6.5)	(39.0)
Recoveries of amounts previously charged off	0.6	0.1	0.7	2.7	0.2	2.9
Other adjustment	—	—	—	7.9	—	7.9
Allowance for credit losses, end of period	$54.9	$12.1	$67.0	$54.3	$12.5	$66.8
The ending balance as of April 2, 2021 of $67.0 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $23.8 million and $43.2 million, respectively. The ending balance as of December 31, 2020 of $66.8 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $22.4 million and $44.4 million, respectively.
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of April 2, 2021:

($ in millions)
Cost basis of trade accounts receivable as of April 2, 2021	$315.8

Allowance for credit losses balance as of December 31, 2020	18.1
Provision for credit losses	2.5
Write-offs	(2.0)
Foreign currency and other	(0.2)
Allowance for credit losses balance as of April 2, 2021	18.4
Net trade accounts receivable balance as of April 2, 2021	$297.4

The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of December 31, 2020:

($ in millions)
Cost basis of trade accounts receivable as of December 31, 2020	$373.2

Allowance for credit losses balance as of December 31, 2019	15.0
Adoption of new accounting standard	3.6
Provision for credit losses	7.7
Write-offs	(9.1)
Foreign currency and other	0.9
Allowance for credit losses balance as of December 31, 2020	18.1
Net trade accounts receivable balance as of December 31, 2020	$355.1

NOTE 3. GOODWILL
The following is a rollforward of our carrying value of goodwill:

($ in millions)
Balance, December 31, 2020	$1,092.1
FX translation	(9.2)
Balance, April 2, 2021	$1,082.9

Accumulated impairment charges were $85.3 million as of April 2, 2021 and December 31, 2020. No impairment charges were recorded during the three months ended April 2, 2021.

NOTE 4. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	April 2, 2021	December 31, 2020
Short-term borrowings:
India Credit Facility	$5.4	$10.9
Other short-term borrowings and bank overdrafts	1.5	—
Total short-term borrowings	$6.9	$10.9

Long-term debt:
Two-Year Term Loans	$—	$1,000.0
Three-Year Term Loans	400.0	800.0
1.800% senior unsecured notes due 2026	500.0	—
2.400% senior unsecured notes due 2028	500.0	—
2.950% senior unsecured notes due 2031	600.0	—
Total long-term debt	2,000.0	1,800.0
Less: discounts and debt issuance costs	(18.2)	(4.7)
Total long-term debt, net	$1,981.8	$1,795.3

Credit Facilities
On September 29, 2020, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800.0 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1.0 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). We incurred $7.7 million in debt issuance costs which were paid by Fortive. Due to the repayment of the Term Loans in connection with the issuance of the Notes, as discussed below, $3.2 million of these debt issuance costs were expensed and reported in the accompanying Consolidated and Combined Condensed Statement of Earnings (Loss) and Comprehensive Income (Loss) within non-operating expenses as a Write-off of deferred financing costs.
In connection with the issuance of the Notes, as discussed below, the Guarantors of the Notes became Guarantors of the Credit Facilities.

Two-Year Term Loans

On March 10, 2021, in connection with the issuance of the Notes, as discussed below, we repaid, in full, the Two-Year Term Loans.

Three-Year Term Loans

On March 10, 2021, in connection with the issuance of the Notes, we repaid $400.0 million of our Three-Year Term Loans.

The Three-Year Term Loans bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 162.5 basis points as of April 2, 2021. The interest rate on the Three-Year Term Loans outstanding as of April 2, 2021, was 1.73% per annum. The Three-Year Term Loans mature on October 6, 2023 and we are not obligated to make repayments prior to the maturity date. We are not permitted to re-borrow once the Three-Year Term Loans are repaid and there is no further ability to draw on the facility. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.

Revolving Credit Facility

The $750.0 million Revolving Credit Facility requires the Company to pay lenders a commitment fee of 0.125% to 0.325% based on a ratings grid. As of April 2, 2021, there were no amounts outstanding under the Revolving Credit Facility. The

Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a ratings-based margin which was 142.5 basis points as of April 2, 2021.
Senior Unsecured Notes
On March 10, 2021, we completed the private placement of each of the following series of senior unsecured notes (collectively, the “Notes”) to qualified institutional buyers under rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act:
•$500.0 million aggregate principal amount of senior notes due April 1, 2026 (the “2026 Notes”) issued at 99.855% of their principal amount and bearing interest at the rate of 1.800% per year;
•$500.0 million aggregate principal amount of senior notes due April 1, 2028 (the “2028 Notes”) issued at 99.703% of their principal amount and bearing interest at the rate of 2.400% per year; and
•$600.0 million aggregate principal amount of senior notes due April 1, 2031 the (the “2031 Notes”) issued at 99.791% of their principal amount and bearing interest at the rate of 2.950% per year
The Notes are fully and unconditionally guaranteed (the “Guarantees”), on a joint and several basis, by Gilbarco Inc. and Matco Tools Corporation, two of our wholly-owned subsidiaries (the “Guarantors”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2021. The Notes and the Guarantees are the Company’s and the Guarantors’ general senior unsecured obligations.
The Company received approximately $1.6 billion in net proceeds from the issuance of the Notes, which was partially offset by discounts of $3.5 million and debt issuance costs of $13.9 million. The Company used the net proceeds to repay the Two-Year Term Loans in full and $400.0 million of our Three-Year Term Loans with the remainder used for working capital and other general corporate purposes.
In connection with the issuance of the Notes, we entered into a registration rights agreement, pursuant to which we are obligated to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission, and cause to be declared effective within 365 days, a registration statement with respect to an offer to exchange each series of Notes for registered notes with terms that are substantially identical to the Notes of each series. Alternatively, if the exchange offers are not available or cannot be completed, we would be required to use commercially reasonable efforts to file, and cause to become effective, a shelf registration statement to cover resales of the Notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on the Notes.
We may redeem some or all of each series of the Notes at any time prior to the dates specified in the Notes indenture (the “Call Dates”) at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes of such series to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such series of Notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 20 basis points in the case of the 2026 Notes and 2028 Notes and plus 25 basis points in the case of the 2031 Notes, plus the accrued and unpaid interest. Call dates for the 2026 Notes, 2028 Notes and 2031 Notes are March 1, 2026, February 1, 2028 and January 1, 2031, respectively.
If a change of control triggering event occurs, we will, in certain circumstances, be required to make an offer to repurchase the Notes at a purchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. A change of control triggering event is defined as the occurrence of both a change of control and a rating event, each as defined in the Notes indenture. Except in connection with a change of control triggering event, the Notes do not have any credit rating downgrade triggers that would accelerate the maturity of the Notes.
The Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to our operations and as of April 2, 2021, we were in compliance with all of the covenants under the Notes.
The estimated fair value of the Notes was $1.6 billion as of April 2, 2021. The fair value of the Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Notes may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing.

Short-term Borrowings
India Credit Facility
The Company has a credit facility with Citibank, N.A. with borrowing capacity of up to 850.0 million Indian Rupees (or $11.6 million as of April 2, 2021) to facilitate working capital needs for certain businesses in India. As of April 2, 2021, the Company had $6.2 million borrowing capacity remaining. The effective interest rate associated with outstanding borrowings was 5.00% as of April 2, 2021.
Other
As of April 2, 2021, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Condensed Balance Sheet.

Interest payments associated with the above short-term borrowings were immaterial for the three months ended April 2, 2021 and March 27, 2020.
NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)	Total
For the Three Months Ended April 2, 2021:
Balance, December 31, 2020	$198.3	$(4.5)	$193.8
Other comprehensive income (loss) before reclassifications, net of income taxes	(15.7)	0.1	(15.6)
Net current period other comprehensive income (loss), net of income taxes	(15.7)	0.1	(15.6)
Balance, April 2, 2021	$182.6	$(4.4)	$178.2

(a) Includes balances relating to defined benefit plans and supplemental executive retirement plans.

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Three Months Ended March 27, 2020:
Balance, December 31, 2019	$153.7	$(5.0)		$148.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(46.2)	—		(46.2)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	1.8		1.8
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	1.7	(b)	1.7
Net current period other comprehensive income (loss), net of income taxes	(46.2)	1.7		(44.5)
Balance, March 27, 2020	$107.5	$(3.3)		$104.2

(a) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(b) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.

NOTE 6. SALES
Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Contract Assets
In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations and not only subject to the passage of time. Contract assets were $10.5 million and $9.0 million as of April 2, 2021 and December 31, 2020, respectively, and are included in Prepaid expenses and other current assets.
Contract Costs
We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. As of April 2, 2021 and December 31, 2020, we had $78.2 million and $81.2 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis.
Impairment losses recognized on our revenue-related contract assets were insignificant during the three months ended April 2, 2021.
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue generally related to post contract support (“PCS”) and extended warranty sales. In these arrangements, the Company generally receives up-front payment and recognizes revenue over the support term of the contracts. Deferred revenue is classified as current or noncurrent based on the timing of when revenue is expected to be recognized and is included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying Consolidated Condensed Balance Sheets.
The Company’s contract liabilities consisted of the following:

($ in millions)	April 2, 2021	December 31, 2020
Deferred revenue - current	$96.8	$87.6
Deferred revenue - noncurrent	57.1	58.3
Total contract liabilities	$153.9	$145.9
During the three months ended April 2, 2021, we recognized $23.2 million of revenue related to the Company’s contract liabilities at December 31, 2020. The change in contract liabilities from December 31, 2020 to April 2, 2021 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts with expected customer delivery dates beyond one year from April 2, 2021 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Performance obligations as of April 2, 2021 are $399.4 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 65 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by sales of products and services, geographic location, solution and major product group, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the three months ended April 2, 2021 and March 27, 2020 were as follows:

($ in millions)	April 2, 2021	March 27, 2020
Sales:
Sales of products	$644.6	$547.5
Sales of services	62.8	61.7
Total	$707.4	$609.2

Geographic:
North America (a)	$508.5	$438.4
Western Europe	55.0	57.9
High growth markets	111.8	86.2
Rest of world	32.1	26.7
Total	$707.4	$609.2

Solution:
Retail fueling hardware	$196.5	$179.2
Auto repair	164.7	137.7
Service and other recurring revenue	123.9	103.3
Environmental	61.6	53.2
Retail solutions	91.4	68.5
Software-as-a-service	47.0	45.6
Smart cities	8.3	7.6
E-mobility	0.8	2.3
Other	13.2	11.8
Total	$707.4	$609.2

Major Product Group:
Mobility technologies	$516.9	$448.9
Diagnostics and repair technologies	190.5	160.3
Total	$707.4	$609.2
(a) Includes sales in the United States of $494.2 million and $424.9 million for the three months ended April 2, 2021 and March 27, 2020, respectively.
NOTE 7. INCOME TAXES

Our effective tax rate for the three months ended April 2, 2021 was 23.6% as compared to 119.7% for the three months ended March 27, 2020. The year-over-year decrease in the effective tax rate for the three months ended April 2, 2021 as compared to the comparable period in the prior year was primarily due to a non-deductible book goodwill impairment recognized in the three months ended March 27, 2020.

Our effective tax rate for 2021 and 2020 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, in 2020, there was an unfavorable impact related to a non-deductible book goodwill impairment.

NOTE 8. LEASES

Operating lease cost was $5.9 million and $5.2 million for the three months ended April 2, 2021 and March 27, 2020, respectively. During the three month periods ended April 2, 2021 and March 27, 2020, cash paid for operating leases included in operating cash flows was $4.9 million and $4.7 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $3.4 million and insignificant for the three months ended April 2, 2021 and March 27, 2020, respectively.
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
The following is a rollforward of the Company’s accrued warranty liability:

($ in millions)
Balance, December 31, 2020	$54.6
Accruals for warranties issued during the period	11.4
Settlements made	(10.7)
Balance, April 2, 2021	$55.3

Litigation

In accordance with accounting guidance, the Company records a liability in the Consolidated and Combined Condensed Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, the Company does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the risk insurance reserves the Company has established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings.
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

We recorded gross liabilities associated with known and future expected asbestos claims of $67.4 million and $68.0 million as of April 2, 2021 and December 31, 2020, respectively. Known and future expected asbestos claims of $16.9 million and $17.5 million are included in Accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets as of April 2, 2021 and December 31, 2020, respectively. Known and future expected asbestos claims of $50.5 million are included in Other long-term liabilities on the Consolidated Condensed Balance Sheets as of both April 2, 2021 and December 31, 2020, respectively.

We recorded the related projected insurance recoveries of $35.9 million and $36.0 million as of April 2, 2021 and December 31, 2020, respectively. Insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of April 2, 2021 include $10.7 million in Prepaid expenses and other current assets and $25.2 million in Other assets. Insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2020 include $10.8 million in Prepaid expenses and other current assets and $25.2 million in Other assets.

Guarantees

As of April 2, 2021 and December 31, 2020, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $102.5 million and $84.5 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

Refer to Note 4. Financing for information regarding guarantees of the Notes by certain of our wholly-owned subsidiaries.
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 2, 2021
Deferred compensation liabilities	$—	$4.6	$—	$4.6
December 31, 2020
Deferred compensation liabilities	$—	$3.7	$—	$3.7
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of our common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.

Other Investments
The Company holds a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) of $52.8 million, which is recorded in Other assets on the Consolidated Condensed Balance Sheets at cost. The Company has elected to use the measurement alternative for equity investments without readily determinable fair values and evaluate this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the three months ended April 2, 2021. During the three months ended April 2, 2021, we made an additional investment in Tritium of $3.8 million.
Nonrecurring Fair Value Measurements
Certain assets and liabilities are carried on the accompanying Consolidated Condensed Balance Sheets at cost and are not remeasured to fair value on a recurring basis. These assets include finite-lived intangible assets, which are tested when a triggering event occurs, and goodwill and identifiable indefinite-lived intangible assets, which are tested for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that the asset may not be recoverable.
As of April 2, 2021, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.1 billion of goodwill and $241.1 million of identifiable intangible assets, net.
Refer to Note 4. Financing for information related to the fair value of the Company’s borrowings.
NOTE 11. RELATED-PARTY TRANSACTIONS
In connection with the Separation, we entered into the Agreements with Fortive which govern the Separation and provide a framework for the relationship between the parties going forward, including an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, an FBS license agreement and a transition services agreement.
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

Intellectual Property Matters Agreement

The intellectual property matters agreement sets forth the terms and conditions pursuant to which Fortive and Vontier have mutually granted certain personal, generally irrevocable, non-exclusive, worldwide, and royalty-free rights to use certain intellectual property. Both parties are able to sublicense their rights in connection with activities relating to their businesses, but not for independent use by third parties.

FBS License Agreement

The FBS license agreement sets forth the terms and conditions pursuant to which Fortive has granted a non-exclusive, worldwide, non-transferable, perpetual license to us to use FBS solely in support of our businesses. We are able to sublicense such license solely to direct and indirect wholly-owned subsidiaries.

Transition Services Agreement (“TSA”)

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

TSA Payments

In accordance with the TSA, receipts from Fortive were immaterial during the three months ended April 2, 2021. During the three months ended April 2, 2021, we made net payments to Fortive of $48.5 million, which included approximately $30 million of our share of the transaction taxes related to the Separation.
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
The amount of related party expenses allocated to the Company from Fortive and its subsidiaries for the three months ended March 27, 2020, were as follows:

($ in millions)
Allocated corporate expenses	$10.6
Directly attributable expenses:
Insurance programs expenses	0.6
Medical insurance programs expenses	11.3
Deferred compensation program expenses	0.3
Total related-party expenses	$22.8

Corporate Expenses

Certain corporate overhead and other shared expenses incurred by Fortive and its subsidiaries have been allocated to the Company and are reflected in the accompanying Combined Condensed Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three months ended March 27, 2020. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Vontier information technology infrastructure, facilities, compliance, human resources, and marketing, as well as legal functions and financial management and transaction processing, including public company reporting, consolidated tax filings, and tax planning, Fortive benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock-based compensation administration. These costs have been allocated using a methodology that management believes is reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total. Following the Separation, we independently incur corporate overhead costs and no corporate overhead costs were allocated by Fortive.

Insurance Programs Administered by Fortive

In addition to the corporate allocations noted above, prior to the Separation, the Company was allocated expenses related to certain insurance programs Fortive administered on behalf of the Company, including automobile liability, workers’ compensation, general liability, product liability, director’s and officer’s liability, cargo, and property insurance. These amounts were allocated using various methodologies, as described below.

Included within the insurance cost allocation are amounts related to programs for which Fortive was self-insured up to a certain amount. For the self-insured component, costs were allocated to the Company based on its incurred claims. Fortive has premium-based policies that cover amounts in excess of the self-insured retentions. Prior to the Separation, the Company was allocated a portion of the total insurance cost incurred by Fortive based on its pro-rata portion of Fortive’s total underlying exposure base. In connection with the Separation, we established similar independent self-insurance programs to support any outstanding claims going forward and no insurance costs were allocated by Fortive subsequent to the Separation.

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

Certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Our revenue from sales to Fortive and its subsidiaries was insignificant during the three months ended April 2, 2021 and March 27, 2020.
Purchases from Fortive and Fortive’s subsidiaries were immaterial during the three months ended April 2, 2021 and were $3.6 million during the three months ended March 27, 2020.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended
($ and shares in millions, except per share amounts)	April 2, 2021	March 27, 2020
Numerator:
Net earnings (loss)	$91.0	$(4.2)

Denominator:
Basic weighted average common shares outstanding	168.7	168.4
Effect of dilutive stock options and RSUs	1.0	—
Diluted weighted average common shares outstanding	169.7	168.4

Earnings (loss) per share:
Basic	$0.54	$(0.02)
Diluted	$0.54	$(0.02)

Anti-dilutive shares	2.9	—

NOTE 13. SUBSEQUENT EVENTS

On April 28, 2021 (the “Closing Date”), the Company refinanced its Credit Agreement. The amended and restated credit agreement (the “A&R Credit Agreement”) extended the term of the fully drawn $400.0 million senior unsecured term loan facility (the “Term Loan Facility”), from October 6, 2023 to October 28, 2024. The A&R Credit Agreement also lowered the Term Loan Facility variable interest rate, determined based upon a ratings-based pricing grid, by 50 basis points, from LIBOR plus 162.5 basis points under the prior agreement to LIBOR plus 112.5 basis points as of the Closing Date.

The A&R Credit Agreement extended the term of the undrawn $750.0 million senior unsecured, multi-currency revolving credit facility (the “Revolving Credit Facility”) from September 29, 2023 to April 28, 2026. The A&R Credit Agreement also lowered the Revolving Credit Facility variable interest rate, determined based upon a ratings-based pricing grid, by 25 basis points, from LIBOR plus 142.5 basis points under the prior agreement to LIBOR plus 117.5 basis points as of the Closing Date.

The A&R Credit Agreement also made certain other changes to the Credit Agreement to address the discontinuation of LIBOR and its impact on U.S. dollar and multicurrency loans, as well as other immaterial changes. The Company’s two wholly-owned subsidiaries which were Guarantors under the Credit Agreement continue to be Guarantors under the A&R Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vontier Corporation (“Vontier,” the “Company,” “we,” “us,” or “our”) is a global industrial technology company that focuses on critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. The Company supplies a wide range of mobility technologies and diagnostics and repair technologies solutions spanning advanced environmental sensors, fueling equipment, field payment hardware, remote management and workflow software, vehicle tracking and fleet management software-as-service solutions, professional vehicle mechanics’ and technicians’ equipment and traffic priority control systems. The Company markets its products and services to retail and commercial fueling operators, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results and operations and financial condition of the Company. Our MD&A should be read in conjunction with the MD&A and Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

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

•As of the date of this quarterly report, we have outstanding indebtedness of approximately $2.0 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility, as defined above, and in the future we may incur additional indebtedness, all of which could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
See “Item 1.A. Risk Factors” in our 2020 Annual Report on Form 10-K and Part II - Item 1A. Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
OVERVIEW
General

Vontier is a global industrial technology company that focuses on critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. We supply a wide range of mobility technologies and diagnostics and repair technologies solutions spanning advanced environmental sensors, fueling equipment, field payment hardware, remote management and workflow software, vehicle tracking and fleet management software-as-service solutions, professional vehicle mechanics’ and technicians’ equipment and traffic priority control systems. We market our products and services to retail and commercial fueling operators, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.

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
BUSINESS PERFORMANCE AND OUTLOOK
Business Performance
While differences exist among our businesses, on an overall basis, demand for our hardware and software products and services increased during the three month period ended April 2, 2021. As compared to the comparable period of 2020, aggregate year-over-year total sales increased 16.1% for the three months ended April 2, 2021. Sales from existing businesses increased 14.3% during the three months ended April 2, 2021, as compared to the comparable period in 2020. The increase in total sales and sales from existing businesses during the three months ended April 2, 2021 was primarily driven by broad growth across the portfolio including retail and environmental solutions, continued strong demand for and shipments of fuel management systems in North America related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards, Mexico regulatory demand and dispenser and environmental deliveries in India. Our diagnostics and repair portfolio also experienced strong demand across most product categories, most notably specialty and hardline tools. Changes in foreign currency exchange rates positively impacted our sales growth by 1.8% during the three months ended April 2, 2021 compared to the comparable period in 2020.

In developed markets, year-over-year total sales and sales from existing businesses for the three months ended April 2, 2021 increased at a rate in the mid-teens and low-double digits, respectively, which was primarily due to growth in North America at a rate in the mid-teens. This growth was partially offset by a decline in total sales and sales from existing businesses in Western Europe. High growth markets had a more than 20% increase primarily due to growth in India and Latin America.
Outlook

We expect overall sales and sales from existing businesses to grow on a year-over-year basis in 2021; however, we are continuing to monitor the impact of the COVID-19 pandemic and geopolitical and regulatory uncertainties and the corresponding impact to our businesses in addition to the other factors identified above in “Information Relating to Forward- Looking Statements.”

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended
($ in millions)	April 2, 2021	March 27, 2020
Total sales	$707.4	$609.2
Total cost of sales	(395.6)	(346.1)
Gross profit	311.8	263.1
Operating costs:
Selling, general and administrative expenses ("SG&A")	(145.7)	(123.1)
Research and development expenses ("R&D")	(33.2)	(32.9)
Impairment of goodwill	—	(85.3)
Operating profit	$132.9	$21.8

Gross profit as a % of sales	44.1%	43.2%
SG&A as a % of sales	20.6%	20.2%
R&D as a % of sales	4.7%	5.4%
Operating profit as a % of sales	18.8%	3.6%

Components Sales Growth

% Change Three Months Ended April 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	16.1%
Existing businesses (Non-GAAP)	14.3%
Currency exchange rates (Non-GAAP)	1.8%

Total sales and sales from existing businesses within our mobility technologies platform increased at a rate in the mid-teens and a low-double digit rate, respectively, during the three months ended April 2, 2021 as compared to the comparable period of 2020. The year-over-year results during the three months ended April 2, 2021 were primarily driven by broad growth across the portfolio including retail and environmental solutions, continued strong demand for and shipments of fuel management systems in North America related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards, Mexico regulatory demand and dispenser and environmental deliveries in India.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased at a rate in the high-teens during the three months ended April 2, 2021 as compared to the comparable period in 2020. The results in the three months ended April 2, 2021 were driven principally by strong demand across most product categories, most notably specialty and hardline tools.

Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 1.0% to sales growth during the three months ended April 2, 2021 versus the comparable period in 2020.

Cost of Sales

Cost of sales increased $49.5 million for the three months ended April 2, 2021, as compared to the comparable period in 2020, due primarily to higher year-over-year sales volumes from existing businesses as well as increased costs of materials due to inflationary pressures.

Gross Profit

The year-over-year increase in gross profit during the three months ended April 2, 2021, as compared to the comparable period in 2020, is primarily due to a favorable sales mix which was partially offset by increased costs of materials due to inflationary pressures.

The 90 basis point increase in gross profit margin during the three months ended April 2, 2021 as compared to the comparable period in 2020 is primarily due to a favorable sales mix.

Operating Costs and Other Expenses

SG&A expenses increased during the three months ended April 2, 2021, as compared to the comparable period in 2020, primarily due to the increase of corporate costs associated with operating as a separate public company.

On a year-over-year basis, SG&A expenses as a percentage of sales increased 40 basis points during the three months ended April 2, 2021, as compared to the comparable period in 2020 due to the increase of corporate costs associated with operating as a separate public company which was partially offset by the increase of sales as compared to the same period in 2020.

R&D expenses (consisting principally of internal and contract engineering personnel costs) were relatively flat during the three months ended April 2, 2021, as compared to the comparable period in 2020. On a year-over-year basis, R&D expenses as a percentage of sales decreased during the three months ended April 2, 2021 due to consistent levels of R&D expenses while total sales increased.

Operating Profit

Operating profit margin increased 1520 basis points during the three months ended April 2, 2021 as compared to the comparable period in 2020.

Year-over-year operating profit margin comparisons were favorably impacted by:

•Higher year-over-year sales volumes, price increases and a favorable sales mix — favorable 700 basis points
•The impact of the prior year goodwill impairment of our Telematics business — favorable 1200 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•Corporate costs associated with operating as a separate public company and other operating costs — unfavorable 330 basis points
•Increased costs of materials due to inflationary pressures — unfavorable 50 basis points

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

Comparison of the Three Months Ended April 2, 2021 and March 27, 2020

Our effective tax rate for the three months ended April 2, 2021 was 23.6% as compared to 119.7% for the three months ended March 27, 2020. The year-over-year decrease in the effective tax rate for the three months ended April 2, 2021 as compared to the comparable period in the prior year was primarily due to a non-deductible book goodwill impairment recognized in the three months ended March 27, 2020.

Our effective tax rate for 2021 and 2020 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, in 2020, there was an unfavorable impact related to a non-deductible book goodwill impairment.
COMPREHENSIVE INCOME
Comprehensive income increased by $124.1 million during the three months ended April 2, 2021 as compared to the comparable period in 2020 due primarily to net earnings that were higher by $95.2 million and favorable changes in foreign currency translation adjustments of $30.5 million.

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
2021 Financing and Capital Transactions
During the first quarter of 2021, we completed the following financing and capital transactions:
•On March 10, 2021, we completed the private placement of $1.6 billion of senior unsecured notes in multiple series (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed (the “Guarantees”), on a joint and several basis, by Gilbarco Inc. and Matco Tools Corporation, two of our wholly-owned subsidiaries (the “Guarantors”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2021. The Notes and the Guarantees are the Company’s and the Guarantors’ general senior unsecured obligations.
•With the proceeds received from the issuance of the Notes, we repaid $1.4 billion of our Term Loans with the remainder used for working capital and other general corporate purposes.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of April 2, 2021.
Refer also to Note 4. Financing to the Consolidated and Combined Condensed Financial Statements for additional information.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Three Months Ended
($ in millions)	April 2, 2021	March 27, 2020
Net cash provided by operating activities	$163.3	$55.6

Payments for additions to property, plant and equipment	$(11.0)	$(7.5)
Proceeds from sale of property	—	0.1
Cash paid for equity investments	(4.6)	(9.5)
Net cash used in investing activities	$(15.6)	$(16.9)

Proceeds from issuance of long-term debt	$1,586.5	$—
Repayment of long-term debt	(1,400.0)	—
Payment for debt issuance costs	(1.2)	—
Net repayments of related-party borrowings	—	(23.6)
Net (repayments of) proceeds from short-term borrowings	(4.0)	0.1
Net transfers to Former Parent	(31.5)	(9.5)
Proceeds from stock option exercises	1.5	—
Acquisition of noncontrolling interest	(1.9)	—
Other financing activities	(3.9)	(1.0)
Net cash provided by (used in) financing activities	$145.5	$(34.0)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $163.3 million during the three months ended April 2, 2021, an increase of $107.7 million, as compared to the comparable period in 2020. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Operating cash flows were impacted by higher net earnings during the three months ended April 2, 2021 as compared to the comparable period in 2020. Net earnings for the three months ended April 2, 2021 were impacted by a year-over-year increase in operating profits of $111.1 million. The year-over-year increase in operating profit was primarily due to an increase in gross profit of $48.7 million as well as a non-cash goodwill impairment charge of $85.3 million recognized during the three months ended March 27, 2020. These factors were partially offset by an increase in Selling, general and administrative expenses of $22.6 million. The goodwill impairment charge was a non-cash expense that decreased earnings without a corresponding impact to the comparable period operating cash flows.
•The aggregate of accounts receivable and long-term financing receivables provided $61.5 million of operating cash flows during the three months ended April 2, 2021 compared to providing $30.5 million in the comparable period of 2020. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $18.6 million during the three months ended April 2, 2021 compared to using $71.9 million in the comparable period of 2020. This difference is due primarily to working capital needs and the timing of accruals and payments for compensation and benefits and tax-related amounts.

Investing Activities
Net cash used in investing activities decreased by $1.3 million during the three months ended April 2, 2021 as compared to the comparable period in 2020 due to a decrease in cash paid for equity investments which was partially offset by an increase in payments for additions to property, plant and equipment.

Financing Activities and Indebtedness
Net cash provided by financing activities increased by $179.5 million during the three months ended April 2, 2021 as compared to the comparable period in 2020 primarily due to the issuance of the $1.6 billion of Notes which was partially offset by the repayment of $1.4 billion of Term Loans.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2020 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2020 Annual Report on Form 10-K. There were no material changes to this information during the quarter ended April 2, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, these disclosure controls and procedures were effective.
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

Refer to “Note 9. Litigation And Contingencies – Litigation” of the Consolidated and Combined Condensed Financial Statements in this Form 10-Q for more information on certain legal proceedings

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2020 Annual Report on Form 10-K. There were no material changes during the three months ended April 2, 2021 to the risk factors reported in our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

		Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of March 10, 2021, among the Company, the guarantors thereto and Wilmington Trust, N.A.	8-K	001-39483	4.1	March 10, 2021
4.2	Form of Global 1.800% Notes due 2026	8-K	001-39483	4.2	March 10, 2021
4.3	Form of Global 2.400% Notes due 2028	8-K	001-39483	4.3	March 10, 2021
4.4	Form of Global 2.950% Notes due 2031	8-K	001-39483	4.4	March 10, 2021
10.1	Registration Rights Agreement, dated as of March 10, 2021, among the Company, the guarantors party thereto and Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC	8-K	001-39483	10.1	March 10, 2021
10.2	Separation Agreement and General Release, by and between Andrew Nash and Vontier Corporation*	8-K	001-39483	10.1	March 26, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
*Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: May 7, 2021	By:	/s/ David H. Naemura
David H. Naemura
Senior Vice President and Chief Financial Officer

Date: May 7, 2021	By:	/s/ Lynn Ross
Lynn Ross
Chief Accounting Officer