Form 10-Q
period 2021-07-02
Vontier Corp
filed 2021-08-06
CIK 1786842

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 30, 2021 was 168,925,097.

VONTIER CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share and per share amounts)

	July 2, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$703.4	$380.5
Accounts receivable, less allowance for credit losses of $40.3 million and $40.5 million as of July 2, 2021 and December 31, 2020, respectively	397.9	447.1
Inventories:
Finished goods	92.1	90.3
Work in process	27.0	19.9
Raw materials	131.2	123.5
Total inventories	250.3	233.7
Prepaid expenses and other current assets	118.1	120.8
Total current assets	1,469.7	1,182.1
Property, plant and equipment, net of accumulated depreciation of $248.7 million and $240.4 million as of July 2, 2021 and December 31, 2020, respectively	96.6	96.8
Operating lease right-of-use assets	37.0	40.1
Long-term financing receivables, less allowance for credit losses of $43.2 million and $44.4 million as of July 2, 2021 and December 31, 2020, respectively	238.9	233.5
Other intangible assets, net	234.8	250.5
Goodwill	1,079.2	1,092.1
Other assets	183.5	177.9
Total assets	$3,339.7	$3,073.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$5.5	$10.9
Trade accounts payable	363.8	367.4
Current operating lease liabilities	12.1	11.9
Accrued expenses and other current liabilities	397.3	448.1
Total current liabilities	778.7	838.3
Long-term operating lease liabilities	27.7	30.5
Long-term debt	1,982.5	1,795.3
Other long-term liabilities	201.5	217.2
Commitments and Contingencies
Equity:
Preferred stock, no par value -- 15,000,000 authorized shares; and none issued and outstanding	—	—
Common stock, $0.0001 par value -- 1,985,000,000 shares authorized at July 2, 2021 and December 31, 2020; 168,906,097 and 168,497,098 shares issued and outstanding at July 2, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	13.8	7.6
Retained earnings (Accumulated deficit)	155.5	(13.6)
Accumulated other comprehensive income	176.2	193.8
Total Vontier stockholders’ equity	345.5	187.8
Noncontrolling interests	3.8	3.9
Total stockholders’ equity	349.3	191.7
Total liabilities and equity	$3,339.7	$3,073.0
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales of products	$660.8	$480.4	$1,305.4	$1,027.9
Sales of services	63.8	53.3	126.6	115.0
Total sales	724.6	533.7	1,432.0	1,142.9
Cost of product sales	(350.0)	(261.9)	(695.5)	(559.0)
Cost of service sales	(56.1)	(40.8)	(106.2)	(89.8)
Total cost of sales	(406.1)	(302.7)	(801.7)	(648.8)
Gross profit	318.5	231.0	630.3	494.1
Operating costs:
Selling, general and administrative expenses	(164.6)	(111.8)	(310.3)	(234.9)
Research and development expenses	(32.9)	(29.2)	(66.1)	(62.1)
Impairment of goodwill	—	—	—	(85.3)
Operating profit	121.0	90.0	253.9	111.8
Non-operating expense, net:
Interest expense, net	(12.0)	(0.2)	(22.4)	(0.6)
Write-off of deferred financing costs	(0.2)	—	(3.4)	—
Other non-operating income (expense), net	0.1	(0.2)	(0.1)	(0.3)
Earnings before income taxes	108.9	89.6	228.0	110.9
Provision for income taxes	(26.6)	(21.2)	(54.7)	(46.7)
Net earnings	$82.3	$68.4	$173.3	$64.2

Net earnings per share:
Basic	$0.49	$0.41	$1.03	$0.38
Diluted	$0.48	$0.41	$1.02	$0.38
Average common stock and common equivalent shares outstanding:
Basic	169.0	168.4	168.8	168.4
Diluted	170.1	168.4	169.8	168.4

Other comprehensive income (loss), net of income taxes:
Net earnings	$82.3	$68.4	$173.3	$64.2
Foreign currency translation adjustments	(2.0)	18.6	(17.7)	(27.6)
Other adjustments	—	0.1	0.1	1.8
Total other comprehensive income (loss), net of income taxes	(2.0)	18.7	(17.6)	(25.8)
Comprehensive income	$80.3	$87.1	$155.7	$38.4
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	168.5	$—	$7.6	$(13.6)	$193.8	$3.9	$191.7
Net earnings	—	—	—	91.0	—	—	91.0
Other comprehensive loss, net of income taxes	—	—	—	—	(15.6)	—	(15.6)
Stock-based compensation expense	—	—	6.6	—	—	—	6.6
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.3	—	(1.4)	—	—	—	(1.4)
Acquisition of noncontrolling interest	—	—	(2.0)	—	—	0.1	(1.9)
Non-cash separation-related adjustments and other	—	—	(2.1)	—	—	—	(2.1)
Change in noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance, April 2, 2021	168.8	$—	$8.7	$77.4	$178.2	$3.7	$268.0
Net earnings	—	—	—	82.3	—	—	82.3
Dividends on common stock ($0.025 per share)	—	—	—	(4.2)	—	—	(4.2)
Other comprehensive loss, net of income taxes	—	—	—	—	(2.0)	—	(2.0)
Stock-based compensation expense	—	—	6.4	—	—	—	6.4
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.1	—	2.5	—	—	—	2.5
Non-cash separation-related adjustments and other	—	—	(3.8)	—	—	—	(3.8)
Change in noncontrolling interests	—	—	—	—	—	0.1	0.1
Balance, July 2, 2021	168.9	$—	$13.8	$155.5	$176.2	$3.8	$349.3
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Former Parent’s Investment	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2019	—	$—	$—	$—	$1,662.5	$148.7	$4.9	$1,816.1
Adoption of accounting standard	—	—	—	—	(16.9)	—	—	(16.9)
Balance, January 1, 2020	—	$—	$—	$—	$1,645.6	$148.7	$4.9	$1,799.2
Net loss	—	—	—	—	(4.2)	—	—	(4.2)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(44.5)	—	(44.5)
Stock-based compensation expense	—	—	—	—	3.6	—	—	3.6
Net transfers to Former Parent	—	—	—	—	(13.1)	—	—	(13.1)
Non-cash settlement of net related-party borrowings	—	—	—	—	(1.0)	—	—	(1.0)
Change in noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Balance, March 27, 2020	—	$—	$—	$—	$1,630.9	$104.2	$3.8	$1,738.9
Net earnings	—	—	—	—	68.4	—	—	68.4
Other comprehensive income, net of income taxes	—	—	—	—	—	18.7	—	18.7
Stock-based compensation expense	—	—	—	—	6.0	—	—	6.0
Net transfers to Former Parent	—	—	—	—	(170.1)	—	—	(170.1)
Non-cash settlement of net related-party borrowings	—	—	—	—	0.2	—	—	0.2
Change in noncontrolling interests	—	—	—	—	—	—	0.5	0.5
Balance, June 26, 2020	—	$—	$—	$—	$1,535.4	$122.9	$4.3	$1,662.6
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	July 2, 2021	June 26, 2020
Cash flows from operating activities:
Net earnings	$173.3	$64.2
Non-cash items:
Depreciation and amortization expense	39.0	38.9
Stock-based compensation expense	13.0	9.6
Impairment of goodwill	—	85.3
Write-off of deferred financing costs	3.4	—
Amortization of debt issuance costs	1.7	—
Change in deferred income taxes	(12.4)	(8.1)
Change in accounts receivable and long-term financing receivables, net	47.3	91.3
Change in other operating assets and liabilities	(48.8)	(46.5)
Net cash provided by operating activities	216.5	234.7
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(21.7)	(14.0)
Proceeds from sale of property	—	0.3
Cash paid for equity investments	(7.6)	(9.5)
Net cash used in investing activities	(29.3)	(23.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,586.5	—
Repayment of long-term debt	(1,400.0)	—
Payment for debt issuance costs	(5.0)	—
Payment of common stock cash dividend	(4.2)	—
Net repayments of related-party borrowings	—	(22.9)
Net repayments of short-term borrowings	(5.5)	(2.9)
Net transfers to Former Parent	(31.8)	(183.2)
Proceeds from stock option exercises	4.2	—
Acquisition of noncontrolling interest	(1.9)	—
Other financing activities	(4.1)	(0.9)
Net cash provided by (used in) financing activities	138.2	(209.9)
Effect of exchange rate changes on cash and equivalents	(2.5)	(1.6)
Net change in cash and equivalents	322.9	—
Beginning balance of cash and equivalents	380.5	—
Ending balance of cash and equivalents	$703.4	$—
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
Following the Separation, the consolidated condensed financial statements include the accounts of Vontier and those of our wholly-owned subsidiaries and no longer include any allocations from Fortive. Accordingly:
•The Consolidated Condensed Balance Sheets as of July 2, 2021 and December 31, 2020 consist of our balances.
•The Consolidated Condensed Statement of Earnings and Comprehensive Income and Consolidated Condensed Statement of Changes in Equity for the three and six months ended July 2, 2021 as well as the Consolidated Condensed Statement of Cash flows for the six months ended July 2, 2021 consist of our consolidated results. The Combined Condensed Statement of Earnings and Comprehensive Income and Combined Condensed Statement of Changes in Equity for the three and six months ended June 26, 2020 as well as the Combined Condensed Statement of Cash Flows for the six months ended June 26, 2020 consist of the combined results of the Vontier Businesses.

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
The Consolidated and Combined Condensed Financial Statements include our accounts and the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated and Combined Condensed Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on our consolidated and combined results of operations, therefore net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in our Consolidated and Combined Condensed Statements of Earnings and Comprehensive Income. Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.

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

Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses and is insignificant as of July 2, 2021 and December 31, 2020.
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
The components of financing receivables with payments due in less than twelve months that are recorded in Accounts receivable less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	July 2, 2021	December 31, 2020
Gross current financing receivables:
PSAs	$97.1	$98.9
Franchisee Notes	16.0	15.5
Current financing receivables, gross	$113.1	$114.4

Allowance for credit losses:
PSAs	$17.6	$15.8
Franchisee Notes	5.9	6.6
Total allowance for credit losses	23.5	22.4
Total current financing receivables, net	$89.6	$92.0

Net current financing receivables:
PSAs, net	$79.5	$83.1
Franchisee Notes, net	10.1	8.9
Total current financing receivables, net	$89.6	$92.0

The components of financing receivables with payments due beyond one year were as follows:

($ in millions)	July 2, 2021	December 31, 2020
Gross long-term financing receivables:
PSAs	$220.2	$219.3
Franchisee Notes	61.9	58.6
Long-term financing receivables, gross	$282.1	$277.9

Allowance for credit losses:
PSAs	$37.7	$38.5
Franchisee Notes	5.5	5.9
Total allowance for credit losses	43.2	44.4
Total long-term financing receivables, net	$238.9	$233.5

Net long-term financing receivables:
PSAs, net	$182.5	$180.8
Franchisee Notes, net	56.4	52.7
Total long-term financing receivables, net	$238.9	$233.5

Net deferred origination costs were insignificant as of July 2, 2021 and December 31, 2020. As of July 2, 2021 and December 31, 2020, we had a net unamortized discount on our financing receivables of $17.2 million and $18.4 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of July 2, 2021 and December 31, 2020 were insignificant.
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
The amortized cost basis of PSAs and Franchisee Notes by origination year as of July 2, 2021, is as follows:

($ in millions)	2021	2020	2019	2018	2017	Prior	Total
PSAs
Credit Score:
Less than 400	$11.1	$11.9	$6.8	$3.1	$1.3	$0.4	$34.6
400-599	14.2	18.1	9.8	5.1	1.8	0.8	49.8
600-799	30.2	34.8	18.9	9.6	3.6	1.2	98.3
800+	45.7	47.8	24.5	12.0	3.7	0.9	134.6
Total PSAs	$101.2	$112.6	$60.0	$29.8	$10.4	$3.3	$317.3

Franchisee Notes
Active distributors	$16.8	$18.8	$14.5	$7.6	$4.2	$4.9	$66.8
Separated distributors	0.1	0.6	1.5	1.8	2.3	4.8	11.1
Total Franchisee Notes	$16.9	$19.4	$16.0	$9.4	$6.5	$9.7	$77.9

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
July 2, 2021	$2.9	$1.5	$6.0	$10.4	$306.9	$317.3	$6.0
December 31, 2020	3.5	1.8	7.2	12.5	305.7	318.2	7.2
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of July 2, 2021 and December 31, 2020.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	July 2, 2021			December 31, 2020
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$54.3	$12.5	$66.8	$29.4	$11.9	$41.3
Transition adjustment	—	—	—	17.5	1.0	18.5
Provision for credit losses	15.1	1.1	16.2	29.3	5.9	35.2
Write-offs	(15.5)	(2.6)	(18.1)	(32.5)	(6.5)	(39.0)
Recoveries of amounts previously charged off	1.4	0.4	1.8	2.7	0.2	2.9
Other adjustment	—	—	—	7.9	—	7.9
Allowance for credit losses, end of period	$55.3	$11.4	$66.7	$54.3	$12.5	$66.8
The ending balance as of July 2, 2021 of $66.7 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $23.5 million and $43.2 million, respectively. The ending balance as of December 31, 2020 of $66.8 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $22.4 million and $44.4 million, respectively.
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of July 2, 2021:

($ in millions)
Cost basis of trade accounts receivable as of July 2, 2021	$325.1

Allowance for credit losses balance as of December 31, 2020	18.1
Provision for credit losses	3.2
Write-offs	(4.2)
Foreign currency and other	(0.3)
Allowance for credit losses balance as of July 2, 2021	16.8
Net trade accounts receivable balance as of July 2, 2021	$308.3

The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of December 31, 2020:

($ in millions)
Cost basis of trade accounts receivable as of December 31, 2020	$373.2

Allowance for credit losses balance as of December 31, 2019	15.0
Adoption of new accounting standard	3.6
Provision for credit losses	7.7
Write-offs	(9.1)
Foreign currency and other	0.9
Allowance for credit losses balance as of December 31, 2020	18.1
Net trade accounts receivable balance as of December 31, 2020	$355.1

NOTE 3. GOODWILL
The following is a rollforward of our carrying value of goodwill:

($ in millions)
Balance, December 31, 2020	$1,092.1
FX translation	(12.9)
Balance, July 2, 2021	$1,079.2

Accumulated impairment charges were $85.3 million as of July 2, 2021 and December 31, 2020. No impairment charges were recorded during the six months ended July 2, 2021.

NOTE 4. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	July 2, 2021	December 31, 2020
Short-term borrowings:
India Credit Facility	$4.3	$10.9
Other short-term borrowings and bank overdrafts	1.2	—
Total short-term borrowings	$5.5	$10.9

Long-term debt:
Two-Year Term Loans	$—	$1,000.0
Three-Year Term Loans	400.0	800.0
1.800% senior unsecured notes due 2026	500.0	—
2.400% senior unsecured notes due 2028	500.0	—
2.950% senior unsecured notes due 2031	600.0	—
Total long-term debt	2,000.0	1,800.0
Less: discounts and debt issuance costs	(17.5)	(4.7)
Total long-term debt, net	$1,982.5	$1,795.3

Credit Facilities
On September 29, 2020, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800.0 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1.0 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). We incurred $7.7 million in debt issuance costs which were paid by Fortive. Due to the repayment of the Term Loans in connection with the issuance of the Notes, as discussed below, $3.2 million of these debt issuance costs were expensed and reported in the accompanying Consolidated and Combined Condensed Statement of Earnings (Loss) and Comprehensive Income (Loss) within non-operating expenses as a Write-off of deferred financing costs. Additionally, as part of the A&R Credit Agreement, as defined below, the Company wrote off $0.2 million of the unamortized debt issuance costs.
On April 28, 2021 (the “Closing Date”), the Company refinanced the Credit Agreement. The amended and restated credit agreement (the “A&R Credit Agreement”) extended the term of the remaining $400.0 million Three-Year Term Loans from October 6, 2023 to October 28, 2024. The A&R Credit Agreement also lowered the Three-Year Term Loans variable interest rate, determined based upon a ratings-based pricing grid, by 50 basis points, from LIBOR plus 162.5 basis points under the prior agreement to LIBOR plus 112.5 basis points as of the Closing Date.
The A&R Credit Agreement also extended the term of the undrawn $750.0 million Revolving Credit Facility from September 29, 2023 to April 28, 2026. The A&R Credit Agreement lowered the Revolving Credit Facility variable interest rate, determined based upon a ratings-based pricing grid, by 25 basis points, from LIBOR plus 142.5 basis points under the prior agreement to LIBOR plus 117.5 basis points as of the Closing Date.
The A&R Credit Agreement made certain other changes to the Credit Agreement to address the discontinuation of LIBOR and its impact on U.S. dollar and multicurrency loans, as well as other immaterial changes. The Company’s two wholly-owned subsidiaries which were Guarantors under the Credit Agreement continue to be Guarantors under the A&R Credit Agreement. In entering into the A&R Credit Agreement, the Company incurred $1.4 million of debt issuance costs of which $1.2 million was capitalized and $0.2 million was expensed.

Two-Year Term Loans

On March 10, 2021, in connection with the issuance of the Notes, as discussed below, we repaid, in full, the Two-Year Term Loans.

Three-Year Term Loans

On March 10, 2021, in connection with the issuance of the Notes, we repaid $400.0 million of our Three-Year Term Loans.

The Three-Year Term Loans bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 112.5 basis points as of July 2, 2021. The interest rate on the Three-Year Term Loans outstanding as of July 2, 2021, was 1.23% per annum. The Three-Year Term Loans mature on October 28, 2024 and we are not obligated to make repayments prior to the maturity date. We are not permitted to re-borrow once the Three-Year Term Loans are repaid and there is no further ability to draw on the facility. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.
The A&R Credit Agreement requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of July 2, 2021.

Revolving Credit Facility

The $750.0 million Revolving Credit Facility requires the Company to pay lenders a commitment fee of 0.125% to 0.325% based on a ratings grid. As of July 2, 2021, there were no amounts outstanding under the Revolving Credit Facility.

The Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a ratings-based margin which was 117.5 basis points as of July 2, 2021.
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
•$500.0 million aggregate principal amount of senior notes due April 1, 2028 (the “2028 Notes”) issued at 99.703% of their principal amount and bearing interest at the rate of 2.400% per year; and
•$600.0 million aggregate principal amount of senior notes due April 1, 2031 the (the “2031 Notes”) issued at 99.791% of their principal amount and bearing interest at the rate of 2.950% per year.
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
The Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to our operations and as of July 2, 2021, we were in compliance with all of the covenants under the Notes.
The estimated fair value of the Notes was $1.6 billion as of July 2, 2021. The fair value of the Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Notes may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
India Credit Facility
The Company has a credit facility with Citibank, N.A. with borrowing capacity of up to 850.0 million Indian Rupees (or $11.4 million as of July 2, 2021) to facilitate working capital needs for certain businesses in India. As of July 2, 2021, the Company had $7.1 million borrowing capacity remaining. The effective interest rate associated with outstanding borrowings was 5.00% as of July 2, 2021.
Other
As of July 2, 2021, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Condensed Balance Sheet.

Interest payments associated with the above short-term borrowings were immaterial for the six months ended July 2, 2021 and June 26, 2020.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Three Months Ended July 2, 2021:
Balance, April 2, 2021	$182.6	$(4.4)		$178.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(2.0)	—		(2.0)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1		0.1
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	—	(b)	—
Net current period other comprehensive income (loss), net of income taxes	(2.0)	—		(2.0)
Balance, July 2, 2021	$180.6	$(4.4)		$176.2

For the Three Months Ended June 26, 2020:
Balance, March 27, 2020	$107.5	$(3.3)		$104.2
Other comprehensive income (loss) before reclassifications, net of income taxes	18.6	—		18.6
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1		0.1
Income tax impact	—	—		—
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1	(b)	0.1
Net current period other comprehensive income (loss), net of income taxes	18.6	0.1		18.7
Balance, June 26, 2020	$126.1	$(3.2)		$122.9

(a) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(b) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Six Months Ended July 2, 2021:
Balance, December 31, 2020	$198.3	$(4.5)		$193.8
Other comprehensive income (loss) before reclassifications, net of income taxes	(17.7)	—		(17.7)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.2		0.2
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1	(b)	0.1
Net current period other comprehensive income (loss), net of income taxes	(17.7)	0.1		(17.6)
Balance, July 2, 2021	$180.6	$(4.4)		$176.2

For the Six Months Ended June 26, 2020:
Balance, December 31, 2019	$153.7	$(5.0)		$148.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(27.6)	—		(27.6)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	1.9		1.9
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	1.8	(b)	1.8
Net current period other comprehensive income (loss), net of income taxes	(27.6)	1.8		(25.8)
Balance, June 26, 2020	$126.1	$(3.2)		$122.9

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
Contract Assets
In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations and not only subject to the passage of time. Contract assets were $9.1 million and $9.0 million as of July 2, 2021 and December 31, 2020, respectively, and are included in Prepaid expenses and other current assets.
Contract Costs
We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. As of July 2, 2021 and December 31, 2020, we had $76.9 million and $81.2 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis.
Impairment losses recognized on our revenue-related contract assets were insignificant during the three and six months ended July 2, 2021 and June 26, 2020.

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
The Company’s contract liabilities consisted of the following:

($ in millions)	July 2, 2021	December 31, 2020
Deferred revenue - current	$97.7	$87.6
Deferred revenue - noncurrent	56.6	58.3
Total contract liabilities	$154.3	$145.9
During the three and six months ended July 2, 2021, we recognized $16.0 million and $39.2 million of revenue related to the Company’s contract liabilities at December 31, 2020. The change in contract liabilities from December 31, 2020 to July 2, 2021 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts with expected customer delivery dates beyond one year from July 2, 2021 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Performance obligations as of July 2, 2021 are $397.1 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 65 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by sales of products and services, geographic location, solution and major product group, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Sales:
Sales of products	$660.8	$480.4	$1,305.4	$1,027.9
Sales of services	63.8	53.3	126.6	115.0
Total	$724.6	$533.7	$1,432.0	$1,142.9

Geographic:
North America (a)	$512.7	$370.0	$1,021.2	$808.4
Western Europe	67.6	55.0	122.6	112.9
High growth markets	109.5	81.6	221.3	167.8
Rest of world	34.8	27.1	66.9	53.8
Total	$724.6	$533.7	$1,432.0	$1,142.9

Solution:
Retail fueling hardware	$208.8	$157.7	$405.3	$336.9
Auto repair	164.4	99.7	329.1	237.4
Service and other recurring revenue	119.5	95.5	243.4	198.8
Environmental	63.5	47.7	125.1	100.9
Retail solutions	97.3	66.0	188.7	134.5
Software-as-a-service	46.5	43.8	93.5	89.4
Smart cities	8.8	6.9	17.1	14.5
E-mobility	2.6	4.2	3.4	6.5
Other	13.2	12.2	26.4	24.0
Total	$724.6	$533.7	$1,432.0	$1,142.9

Major Product Group:
Mobility technologies	$536.1	$414.1	$1,053.0	$863.0
Diagnostics and repair technologies	188.5	119.6	379.0	279.9
Total	$724.6	$533.7	$1,432.0	$1,142.9
(a) Includes sales in the United States of $492.4 million and $358.6 million for the three months ended July 2, 2021 and June 26, 2020, respectively, and sales in the United States of $986.6 million and $783.5 million for the six months ended July 2, 2021 and June 26, 2020, respectively.
NOTE 7. INCOME TAXES

Our effective tax rate for the three and six months ended July 2, 2021 was 24.4% and 24.0%, respectively, as compared to 23.7% and 42.1% for the three and six months ended June 26, 2020, respectively. The year-over-year increase in the effective tax rate for the three months ended July 2, 2021 as compared to the comparable period in the prior year was primarily due to an increase in U.S. state tax expense. The year-over-year decrease in the effective tax rate for the six months ended July 2, 2021 as compared to the comparable period in the prior year was primarily due to a non-deductible book goodwill impairment recognized in the six months ended June 26, 2020.

Our effective tax rate for both periods in 2021 and 2020 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Specific to the six months ended June 26, 2020, there was an unfavorable impact related to a non-deductible book goodwill impairment.
NOTE 8. LEASES

Operating lease cost was $4.6 million and $5.1 million for the three months ended July 2, 2021 and June 26, 2020, respectively. For the six months ended July 2, 2021 and June 26, 2020, operating lease cost was $10.5 million and $10.3 million, respectively. During the six months ended July 2, 2021 and June 26, 2020, cash paid for operating leases included in operating cash flows was $10.1 million and $9.4 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $4.0 million and $3.5 million for the six months ended July 2, 2021 and June 26, 2020, respectively.
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
The following is a rollforward of the Company’s accrued warranty liability:

($ in millions)
Balance, December 31, 2020	$54.6
Accruals for warranties issued during the period	19.0
Settlements made	(17.4)
Balance, July 2, 2021	$56.2
Litigation and Other Contingencies

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Although the outcome of such matters is uncertain, management believes that these legal proceedings will not have a material adverse effect on the financial condition or results of future operations of the Company.

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

Our reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While we actively pursue financial recoveries from insurance providers, the Company does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the risk insurance reserves the Company has established are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our net earnings.
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

We recorded gross liabilities associated with known and future expected asbestos claims of $68.6 million and $68.0 million as of July 2, 2021 and December 31, 2020, respectively. Known and future expected asbestos claims of $17.0 million and $17.5 million are included in Accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets as of July 2, 2021 and December 31, 2020, respectively. Known and future expected asbestos claims of $51.6 million and $50.5 million are included in Other long-term liabilities on the Consolidated Condensed Balance Sheets as of July 2, 2021 and December 31, 2020, respectively.

We recorded the related projected insurance recoveries of $35.1 million and $36.0 million as of July 2, 2021 and December 31, 2020, respectively. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of July 2, 2021 include $9.9 million in Prepaid expenses and other current assets and $25.2 million in Other assets. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2020 include $10.8 million in Prepaid expenses and other current assets and $25.2 million in Other assets.

Guarantees

As of July 2, 2021 and December 31, 2020, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $94.2 million and $84.5 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

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

Below is a summary of financial liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 2, 2021
Deferred compensation liabilities	$—	$4.5	$—	$4.5
December 31, 2020
Deferred compensation liabilities	$—	$3.7	$—	$3.7
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

Other Investments
The Company holds a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) of $55.8 million, which is recorded in Other assets on the Consolidated Condensed Balance Sheets at cost. The Company has elected to use the measurement alternative for equity investments without readily determinable fair values and evaluate this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the three and six months ended July 2, 2021. During the three and six months ended July 2, 2021, we made additional investments in Tritium of $3.0 million and $6.8 million, respectively.
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
As of July 2, 2021, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.1 billion of goodwill and $234.8 million of identifiable intangible assets, net.
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

TSA Payments

In accordance with the TSA, receipts from Fortive were immaterial during the three and six months ended July 2, 2021. During the six months ended July 2, 2021, we made net payments to Fortive of $48.5 million. Net payments during the six months ended July 2, 2021 included approximately $30 million of our share of the transaction taxes related to the Separation. There were no payments made during the three months ended July 2, 2021.
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
The amount of related party expenses allocated to the Company from Fortive and its subsidiaries for the three and six months ended June 26, 2020, were as follows:

	Three Months Ended	Six Months Ended
($ in millions)	June 26, 2020	June 26, 2020
Allocated corporate expenses	$10.7	$21.3
Directly attributable expenses:
Insurance programs expenses	0.7	1.3
Medical insurance programs expenses	11.0	22.3
Deferred compensation program expenses	0.3	0.6
Total related-party expenses	$22.7	$45.5

Corporate Expenses

Certain corporate overhead and other shared expenses incurred by Fortive and its subsidiaries have been allocated to the Company and are reflected in the accompanying Combined Condensed Statements of Earnings and Comprehensive Income for the three and six months ended June 26, 2020. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Vontier information technology infrastructure, facilities, compliance, human resources, and marketing, as well as legal functions and financial management and transaction processing, including public company reporting, consolidated tax filings, and tax planning, Fortive benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock-based compensation administration. These costs have been allocated using a methodology that management believes is reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total. Following the Separation, we independently incur corporate overhead costs and no corporate overhead costs were allocated by Fortive.

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

After the secondary offering in January 2021, Fortive no longer owned any of the Company’s outstanding common stock and is not considered a related party. Refer to Note 1. Business Overview And Basis Of Presentation for information related to the secondary offering.

Certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Our revenue from sales to Fortive and its subsidiaries was insignificant during the three and six months ended June 26, 2020.
Purchases from Fortive and Fortive’s subsidiaries were $4.3 million and $7.9 million during the three and six months ended June 26, 2020, respectively.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Six Months Ended
($ and shares in millions, except per share amounts)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Numerator:
Net earnings	$82.3	$68.4	$173.3	$64.2

Denominator:
Basic weighted average common shares outstanding	169.0	168.4	168.8	168.4
Effect of dilutive stock options and RSUs	1.1	—	1.0	—
Diluted weighted average common shares outstanding	170.1	168.4	169.8	168.4

Earnings per share:
Basic	$0.49	$0.41	$1.03	$0.38
Diluted	$0.48	$0.41	$1.02	$0.38

Anti-dilutive shares	2.8	—	2.9	—

Share Repurchase Program

On May 19, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $500 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of shares repurchased will be determined by the Company’s management based on market conditions, share price, applicable legal requirements and other factors. The Company may enter into Rule 10b5-1 plans to facilitate purchases under the share repurchase program. The share repurchase program may be suspended or discontinued at any time and has no expiration date.

As of July 2, 2021, the Company has remaining authorization to repurchase $500 million of its common stock under the share repurchase program.

NOTE 13. SUBSEQUENT EVENTS

On July 18, 2021, the Company entered into an agreement to acquire DRB Systems, LLC (“DRB”), for approximately $965 million in cash. DRB is a leading provider of point of sale, workflow software, and control solutions to the car wash industry. The transaction is expected to close in the third quarter of 2021 and will be subject to customary closing conditions, including regulatory approval.

On August 5, 2021, the Company entered into a two-year, $600 million senior unsecured delayed-draw term loan with a syndicate of lenders. The Company did not draw at closing on the two-year, $600 million senior unsecured delayed-draw term loan.The Company’s two wholly-owned subsidiaries which are Guarantors under the A&R Credit Agreement are also Guarantors under the two-year, $600 million senior unsecured delayed-draw term loan. The Company plans to use the proceeds from the $600 million term loan to fund the acquisition of DRB.

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

•As of the date of this quarterly report, we have outstanding indebtedness of approximately $2.0 billion and the ability to incur an additional $600.0 million of indebtedness under the two-year senior unsecured delayed-draw term loan and $750.0 million of indebtedness under the Revolving Credit Facility, as defined above, and in the future we may incur additional indebtedness, all of which could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
BUSINESS PERFORMANCE AND OUTLOOK
Business Performance
While differences exist among our businesses, on an overall basis, demand for our hardware and software products and services increased during the three and six months ended July 2, 2021. As compared to the comparable periods of 2020, aggregate year-over-year total sales increased 35.8% and 25.3% for the three and six months ended July 2, 2021. Sales from existing businesses increased 32.7% and 22.8% during the three and six months ended July 2, 2021, as compared to the comparable periods in 2020. The increase in total sales and sales from existing businesses during the three and six months ended July 2, 2021 was primarily driven by broad growth across the portfolio as well as the direct and indirect impacts of COVID-19 on the prior year comparable periods. Our mobility technologies platform had strong demand for retail and environmental solutions, continued strong demand for and shipments of fuel management systems in North America related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards, Mexico regulatory demand and dispenser and environmental deliveries in India. Our diagnostics and repair portfolio also experienced strong demand across most product categories, most notably specialty and hardline tools, tool storage and diagnostics. Changes in foreign currency exchange rates positively impacted our sales growth by 3.1% and 2.5% during the three and six months ended July 2, 2021 compared to the comparable periods in 2020.

In developed markets, year-over-year total sales and sales from existing businesses for the three months ended July 2, 2021 increased at a rate greater than 30% which was primarily due to growth in North America which also grew more than 30%. High growth markets had a more than 20% increase primarily due to growth in India and Latin America.

In developed markets, year-over-year total sales and sales from existing businesses for the six months ended July 2, 2021 increased more than 20% which was primarily due to more than 20% growth in North America. High growth markets also had a more than 20% increase primarily due to growth in India and Latin America.
Outlook

We expect overall sales and sales from existing businesses to grow on a year-over-year basis in 2021; however, we are continuing to monitor the impact of the COVID-19 pandemic and geopolitical and regulatory uncertainties and the corresponding impact to our businesses in addition to the other factors identified above in “Information Relating to Forward- Looking Statements.”

RESULTS OF OPERATIONS

Comparison of Results of Operations

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Total sales	$724.6	$533.7	$1,432.0	$1,142.9
Total cost of sales	(406.1)	(302.7)	(801.7)	(648.8)
Gross profit	318.5	231.0	630.3	494.1
Operating costs:
Selling, general and administrative expenses ("SG&A")	(164.6)	(111.8)	(310.3)	(234.9)
Research and development expenses ("R&D")	(32.9)	(29.2)	(66.1)	(62.1)
Impairment of goodwill	—	—	—	(85.3)
Operating profit	$121.0	$90.0	$253.9	$111.8

Gross profit as a % of sales	44.0%	43.3%	44.0%	43.2%
SG&A as a % of sales	22.7%	20.9%	21.7%	20.6%
R&D as a % of sales	4.5%	5.5%	4.6%	5.4%
Operating profit as a % of sales	16.7%	16.9%	17.7%	9.8%

Components of Sales Growth

	% Change Three Months Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six Months Ended July 2, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	35.8%	25.3%
Existing businesses (Non-GAAP)	32.7%	22.8%
Currency exchange rates (Non-GAAP)	3.1%	2.5%

Total sales and sales from existing businesses within our mobility technologies platform increased more than 20% during the three months ended July 2, 2021 as compared to the comparable period of 2020. Total sales and sales from existing businesses within our mobility technologies platform increased more than 20% and at a rate in the high-teens, respectively, during the six months ended July 2, 2021 as compared to the comparable period of 2020. Our mobility technologies platform increases were driven by the direct and indirect impacts of COVID-19 on the prior year comparable periods as well as strong demand for retail and environmental solutions, continued strong demand for and shipments of fuel management systems in North America related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards, Mexico regulatory demand and dispenser and environmental deliveries in India.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased more than 50% during the three months ended July 2, 2021 as compared to the comparable period in 2020. Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased more than 30% during the six months ended July 2, 2021 as compared to the comparable period in 2020. The year-over-year results during both periods ended July 2, 2021 were driven principally by the direct and indirect impacts of COVID-19 on the prior year comparable periods as well as strong demand across most product categories, most notably specialty and hardline tools, tool storage and diagnostics.

Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 2.0% and 1.5% to sales growth during the three and six months ended July 2, 2021 versus the comparable periods in 2020.

Cost of Sales

Cost of sales increased $103.4 million and $152.9 million for the three and six months ended July 2, 2021, as compared to the comparable periods in 2020, due primarily to higher year-over-year sales volumes from existing businesses as well as increased costs of materials due to inflationary pressures.

Gross Profit

The year-over-year increase in gross profit during the three and six months ended July 2, 2021, as compared to the comparable periods in 2020, is primarily due to higher sales volumes and a favorable sales mix which was partially offset by increased costs of materials due to inflationary pressures.

The 70 basis point increase in gross profit margin during the three months ended July 2, 2021 as compared to the comparable period in 2020 is primarily due to price increases and a favorable sales mix and partially offset by increased costs of materials due to inflationary pressures.

The 80 basis point increase in gross profit margin during the six months ended July 2, 2021 as compared to the comparable period in 2020 is primarily due to price increases and a favorable sales mix and partially offset by increased costs of materials due to inflationary pressures.

Operating Costs and Other Expenses

SG&A expenses increased during the three and six months ended July 2, 2021, as compared to the comparable periods in 2020, primarily due to the increase of corporate costs associated with operating as a separate public company as well as savings in the three and six months ended June 26, 2020 from broad cost reduction efforts that reduced labor expenses to better align with reductions in demand as well as other reductions in discretionary spending.

On a year-over-year basis, SG&A expenses as a percentage of sales increased 180 and 110 basis points during the three and six months ended July 2, 2021, respectively, as compared to the comparable periods in 2020 primarily due to the increase of corporate costs associated with operating as a separate public company as well as broad cost reduction efforts in the three and six months ended June 26, 2020.

R&D expenses (consisting principally of internal and contract engineering personnel costs) increased $3.7 million and $4.0 million during the three and six months ended July 2, 2021, as compared to the comparable periods in 2020 due to broad cost reduction efforts in the prior year periods. On a year-over-year basis, R&D expenses as a percentage of sales decreased during the three and six months ended July 2, 2021 due to an increase in total sales which was partially offset by an increase in R&D expenses.

Operating Profit

Operating profit margin decreased 20 basis points during the three months ended July 2, 2021 as compared to the comparable period in 2020.

Year-over-year operating profit margin comparisons were favorably impacted by:

•Higher year-over-year sales volumes, price increases and a favorable sales mix — favorable 960 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•Corporate costs associated with operating as a separate public company and other one-time costs — unfavorable 540 basis points
•Increased operating costs due to prior year broad cost reduction efforts and other increases in operating costs — unfavorable 340 basis points
•Increased costs of materials due to inflationary pressures — unfavorable 100 basis points

Operating profit margin increased 790 basis points during the six months ended July 2, 2021 as compared to the comparable period in 2020.

Year-over-year operating profit margin comparisons were favorably impacted by:

•Higher year-over-year sales volumes, price increases and a favorable sales mix — favorable 880 basis points
•The impact of the prior year goodwill impairment of our Telematics business — favorable 600 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•Corporate costs associated with operating as a separate public company and other one-time costs — unfavorable 440 basis points
•Increased operating costs due to prior year broad cost reduction efforts and other increases in operating costs — unfavorable 180 basis points
•Increased costs of materials due to inflationary pressures — unfavorable 70 basis points

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

Comparison of the Three and Six Months Ended July 2, 2021 and June 26, 2020

Our effective tax rate for the three and six months ended July 2, 2021 was 24.4% and 24.0%, respectively, as compared to 23.7% and 42.1% for the three and six months ended June 26, 2020, respectively. The year-over-year increase in the effective tax rate for the three months ended July 2, 2021 as compared to the comparable period in the prior year was primarily due to an increase in U.S. state tax expense. The year-over-year decrease in the effective tax rate for the six months ended July 2, 2021 as compared to the comparable period in the prior year was primarily due to a non-deductible book goodwill impairment recognized in the six months ended June 26, 2020.

Our effective tax rate for both periods in 2021 and 2020 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Specific to the six months ended June 26, 2020, there was an unfavorable impact related to a non-deductible book goodwill impairment.
COMPREHENSIVE INCOME
Comprehensive income decreased by $6.8 million during the three months ended July 2, 2021 as compared to the comparable period in 2020 due primarily to unfavorable changes in foreign currency adjustments of $20.6 million which were partially offset by net earnings that were higher by $13.9 million.
Comprehensive income increased by $117.3 million during the six months ended July 2, 2021 as compared to the comparable period in 2020 due primarily to net earnings that were higher by $109.1 million and favorable changes in foreign currency translation adjustments of $9.9 million.
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
2021 Financing and Capital Transactions
During the six months ended July 2, 2021, we completed the following financing and capital transactions:
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
•On April 28, 2021, we refinanced our Three-Year Term Loans and Revolving Credit Facility which extended the maturities and lowered the interest rates, among certain other changes.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of July 2, 2021.
Refer also to Note 4. Financing to the Consolidated and Combined Condensed Financial Statements for additional information.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Six Months Ended
($ in millions)	July 2, 2021	June 26, 2020
Net cash provided by operating activities	$216.5	$234.7

Payments for additions to property, plant and equipment	$(21.7)	$(14.0)
Proceeds from sale of property	—	0.3
Cash paid for equity investments	(7.6)	(9.5)
Net cash used in investing activities	$(29.3)	$(23.2)

Proceeds from issuance of long-term debt	$1,586.5	$—
Repayment of long-term debt	(1,400.0)	—
Payment for debt issuance costs	(5.0)	—
Payment of common stock cash dividend	(4.2)	—
Net repayments of related-party borrowings	—	(22.9)
Net repayments of short-term borrowings	(5.5)	(2.9)
Net transfers to Former Parent	(31.8)	(183.2)
Proceeds from stock option exercises	4.2	—
Acquisition of noncontrolling interest	(1.9)	—
Other financing activities	(4.1)	(0.9)
Net cash provided by (used in) financing activities	$138.2	$(209.9)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $216.5 million during the six months ended July 2, 2021, a decrease of $18.2 million, as compared to the comparable period in 2020. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Operating cash flows were impacted by higher net earnings during the six months ended July 2, 2021 as compared to the comparable period in 2020. Net earnings for the six months ended July 2, 2021 were impacted by a year-over-year increase in operating profits of $142.1 million. The year-over-year increase in operating profit was primarily due to an increase in gross profit of $136.2 million as well as a non-cash goodwill impairment charge of $85.3 million recognized during the six months ended June 26, 2020. These factors were partially offset by an increase in Selling, general and administrative expenses of $75.4 million. The goodwill impairment charge was a non-cash expense that decreased earnings without a corresponding impact to the comparable period operating cash flows.
•The aggregate of accounts receivable and long-term financing receivables provided $47.3 million of operating cash flows during the six months ended July 2, 2021 compared to providing $91.3 million in the comparable period of 2020. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $48.8 million during the six months ended July 2, 2021 compared to using $46.5 million in the comparable period of 2020. This difference is due primarily to working capital needs and the timing of accruals and payments for compensation and benefits and tax-related amounts.

Investing Activities
Net cash used in investing activities increased by $6.1 million during the six months ended July 2, 2021 as compared to the comparable period in 2020 due to an increase in payments for additions to property, plant and equipment which was partially offset by a decrease in cash paid for equity investments.

Financing Activities and Indebtedness
Net cash provided by financing activities increased by $348.1 million during the six months ended July 2, 2021 as compared to the comparable period in 2020 primarily due to the issuance of the $1.6 billion of Notes which was partially offset by the repayment of $1.4 billion of Term Loans.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2020 Annual Report on From 10-K except as noted below:

•Purchase obligations increased by approximately $70 million due to the timing of sourcing activities.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2020 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2020 Annual Report on Form 10-K. There were no material changes to this information during the quarter ended July 2, 2021.

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

Refer to “Note 9. Litigation And Contingencies – Litigation and Other Contingencies” of the Consolidated and Combined Condensed Financial Statements in this Form 10-Q for more information on certain legal proceedings.

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2020 Annual Report on Form 10-K. There were no material changes during the three months ended July 2, 2021 to the risk factors reported in our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Credit Agreement, dated as of April 28, 2021, by and among Vontier Corporation. Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and other Lenders party thereto	8-K	001-39483	10.1	April 28, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: August 6, 2021	By:	/s/ David H. Naemura
David H. Naemura
Senior Vice President and Chief Financial Officer

Date: August 6, 2021	By:	/s/ Lynn Ross
Lynn Ross
Chief Accounting Officer