Form 10-Q
period 2021-10-01
Vontier Corp
filed 2021-11-05
CIK 1786842

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 29, 2021 was 169,059,607.

VONTIER CORPORATION
INDEX
FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION	4
Item 1.	Financial Statements (unaudited)	4
	Consolidated Condensed Balance Sheets as of October 1, 2021 and December 31, 2020	4
	Consolidated and Combined Condensed Statements of Earnings and Comprehensive Income for the Three and Nine Months Ended October 1, 2021 and September 25, 2020	5
	Consolidated and Combined Condensed Statements of Changes in Stockholders' Equity for the Three and Nine Months Ended October 1, 2021 and September 25, 2020	6
	Consolidated and Combined Condensed Statements of Cash Flows for the Nine Months Ended October 1, 2021 and September 25, 2020	8
	Notes to Consolidated and Combined Condensed Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 6.	Exhibits	40
Signatures		41

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share and per share amounts)

	October 1, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$458.9	$380.5
Accounts receivable, less allowance for credit losses of $41.2 million and $40.5 million as of October 1, 2021 and December 31, 2020, respectively	473.8	447.1
Inventories:
Finished goods	101.7	90.3
Work in process	24.2	19.9
Raw materials	137.9	123.5
Total inventories	263.8	233.7
Prepaid expenses and other current assets	124.6	120.8
Total current assets	1,321.1	1,182.1
Property, plant and equipment, net of accumulated depreciation of $251.0 million and $240.4 million as of October 1, 2021 and December 31, 2020, respectively	100.0	96.8
Operating lease right-of-use assets	46.0	40.1
Long-term financing receivables, less allowance for credit losses of $42.3 million and $44.4 million as of October 1, 2021 and December 31, 2020, respectively	242.7	233.5
Other intangible assets, net	631.5	250.5
Goodwill	1,664.8	1,092.1
Other assets	165.5	177.9
Total assets	$4,171.6	$3,073.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4.5	$10.9
Trade accounts payable	390.5	367.4
Current operating lease liabilities	12.8	11.9
Accrued expenses and other current liabilities	464.5	448.1
Total current liabilities	872.3	838.3
Long-term operating lease liabilities	36.2	30.5
Long-term debt	2,583.1	1,795.3
Other long-term liabilities	205.4	217.2
Commitments and Contingencies
Equity:
Preferred stock, no par value -- 15,000,000 authorized shares; and none issued and outstanding	—	—
Common stock, $0.0001 par value -- 1,985,000,000 shares authorized at October 1, 2021 and December 31, 2020; 169,046,880 and 168,497,098 shares issued and outstanding at October 1, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	22.6	7.6
Retained earnings (Accumulated deficit)	278.6	(13.6)
Accumulated other comprehensive income	169.4	193.8
Total Vontier stockholders’ equity	470.6	187.8
Noncontrolling interests	4.0	3.9
Total stockholders’ equity	474.6	191.7
Total liabilities and equity	$4,171.6	$3,073.0
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales of products	$699.7	$686.0	$2,005.1	$1,713.9
Sales of services	68.8	60.7	195.4	175.7
Total sales	768.5	746.7	2,200.5	1,889.6
Cost of product sales	(371.8)	(367.0)	(1,067.3)	(926.0)
Cost of service sales	(50.3)	(48.4)	(156.5)	(138.2)
Total cost of sales	(422.1)	(415.4)	(1,223.8)	(1,064.2)
Gross profit	346.4	331.3	976.7	825.4
Operating costs:
Selling, general and administrative expenses	(147.8)	(121.1)	(458.1)	(356.0)
Research and development expenses	(31.2)	(31.6)	(97.3)	(93.7)
Impairment of goodwill	—	—	—	(85.3)
Operating profit	167.4	178.6	421.3	290.4
Non-operating expense, net:
Interest expense, net	(12.0)	(0.2)	(34.4)	(0.8)
Write-off of deferred financing costs	—	—	(3.4)	—
Gain on settlement of investment	3.2	—	3.2	—
Other non-operating expense, net	(0.2)	(0.1)	(0.3)	(0.4)
Earnings before income taxes	158.4	178.3	386.4	289.2
Provision for income taxes	(31.1)	(37.3)	(85.8)	(84.0)
Net earnings	$127.3	$141.0	$300.6	$205.2

Net earnings per share:
Basic	$0.75	$0.84	$1.78	$1.22
Diluted	$0.75	$0.84	$1.77	$1.22
Average common stock and common equivalent shares outstanding:
Basic	169.1	168.4	168.9	168.4
Diluted	170.3	168.4	170.0	168.4

Other comprehensive income (loss), net of income taxes:
Net earnings	$127.3	$141.0	$300.6	$205.2
Foreign currency translation adjustments	(7.0)	14.3	(24.7)	(13.3)
Other adjustments	0.2	0.1	0.3	1.9
Total other comprehensive income (loss), net of income taxes	(6.8)	14.4	(24.4)	(11.4)
Comprehensive income	$120.5	$155.4	$276.2	$193.8
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	168.5	$—	$7.6	$(13.6)	$193.8	$3.9	$191.7
Net earnings	—	—	—	91.0	—	—	91.0
Other comprehensive loss, net of income taxes	—	—	—	—	(15.6)	—	(15.6)
Stock-based compensation expense	—	—	6.6	—	—	—	6.6
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.3	—	(1.4)	—	—	—	(1.4)
Acquisition of noncontrolling interest	—	—	(2.0)	—	—	0.1	(1.9)
Non-cash separation-related adjustments and other	—	—	(2.1)	—	—	—	(2.1)
Change in noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance, April 2, 2021	168.8	$—	$8.7	$77.4	$178.2	$3.7	$268.0
Net earnings	—	—	—	82.3	—	—	82.3
Dividends on common stock ($0.025 per share)	—	—	—	(4.2)	—	—	(4.2)
Other comprehensive loss, net of income taxes	—	—	—	—	(2.0)	—	(2.0)
Stock-based compensation expense	—	—	6.4	—	—	—	6.4
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.1	—	2.5	—	—	—	2.5
Non-cash separation-related adjustments and other	—	—	(3.8)	—	—	—	(3.8)
Change in noncontrolling interests	—	—	—	—	—	0.1	0.1
Balance, July 2, 2021	168.9	$—	$13.8	$155.5	$176.2	$3.8	$349.3
Net earnings	—	—	—	127.3	—	—	127.3
Dividends on common stock ($0.025 per share)	—	—	—	(4.2)	—	—	(4.2)
Other comprehensive loss, net of income taxes	—	—	—	—	(6.8)	—	(6.8)
Stock-based compensation expense	—	—	6.3	—	—	—	6.3
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.1	—	2.5	—	—	—	2.5
Change in noncontrolling interests	—	—	—	—	—	0.2	0.2
Balance, October 1, 2021	169.0	$—	$22.6	$278.6	$169.4	$4.0	$474.6
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Former Parent’s Investment	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2019	—	$—	$—	$—	$1,662.5	$148.7	$4.9	$1,816.1
Adoption of accounting standard	—	—	—	—	(16.9)	—	—	(16.9)
Balance, January 1, 2020	—	$—	$—	$—	$1,645.6	$148.7	$4.9	$1,799.2
Net loss	—	—	—	—	(4.2)	—	—	(4.2)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(44.5)	—	(44.5)
Stock-based compensation expense	—	—	—	—	3.6	—	—	3.6
Net transfers to Former Parent	—	—	—	—	(13.1)	—	—	(13.1)
Non-cash settlement of net related-party borrowings	—	—	—	—	(1.0)	—	—	(1.0)
Change in noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Balance, March 27, 2020	—	$—	$—	$—	$1,630.9	$104.2	$3.8	$1,738.9
Net earnings	—	—	—	—	68.4	—	—	68.4
Other comprehensive income, net of income taxes	—	—	—	—	—	18.7	—	18.7
Stock-based compensation expense	—	—	—	—	6.0	—	—	6.0
Net transfers to Former Parent	—	—	—	—	(170.1)	—	—	(170.1)
Non-cash settlement of net related-party borrowings	—	—	—	—	0.2	—	—	0.2
Change in noncontrolling interests	—	—	—	—	—	—	0.5	0.5
Balance, June 26, 2020	—	$—	$—	$—	$1,535.4	$122.9	$4.3	$1,662.6
Net earnings	—	—	—	—	141.0	—	—	141.0
Net transfers to Former Parent	—	—	—	—	(236.7)	—	—	(236.7)
Other comprehensive income, net of income taxes	—	—	—	—	—	14.4	—	14.4
Stock-based compensation expense	—	—	—	—	6.1	—	—	6.1
Balance, September 25, 2020	—	$—	$—	$—	$1,445.8	$137.3	$4.3	$1,587.4
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	October 1, 2021	September 25, 2020
Cash flows from operating activities:
Net earnings	$300.6	$205.2
Non-cash items:
Depreciation and amortization expense	59.0	59.6
Stock-based compensation expense	19.3	15.7
Impairment of goodwill	—	85.3
Write-off of deferred financing costs	3.4	—
Amortization of debt issuance costs	2.6	—
Gain on settlement of investment	(3.2)	—
Amortization of acquisition-related inventory fair value step-up	1.6	—
Change in deferred income taxes	(27.4)	(8.6)
Change in accounts receivable and long-term financing receivables, net	(25.0)	53.2
Change in other operating assets and liabilities	11.0	70.2
Net cash provided by operating activities	341.9	480.6
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(955.5)	—
Payments for additions to property, plant and equipment	(32.9)	(27.3)
Proceeds from sale of property	—	0.5
Cash paid for equity investments	(7.6)	(9.5)
Cash received for settlement of investment	7.0	—
Net cash used in investing activities	(989.0)	(36.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,186.5	—
Repayment of long-term debt	(1,400.0)	—
Payment for debt issuance costs	(5.1)	—
Payment of common stock cash dividend	(8.4)	—
Net repayments of related-party borrowings	—	(23.4)
Net repayments of short-term borrowings	(6.2)	(3.5)
Net transfers to Former Parent	(35.6)	(419.9)
Proceeds from stock option exercises	6.8	—
Acquisition of noncontrolling interest	(1.9)	—
Other financing activities	(4.8)	(0.7)
Net cash provided by (used in) financing activities	731.3	(447.5)
Effect of exchange rate changes on cash and cash equivalents	(5.8)	3.2
Net change in cash and cash equivalents	78.4	—
Beginning balance of cash and cash equivalents	380.5	—
Ending balance of cash and cash equivalents	$458.9	$—
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Nature of Business
Vontier Corporation (“Vontier,” the “Company,” “we,” “us,” or “our”) is a global industrial technology company that focuses on critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. The Company supplies a wide range of mobility technologies and diagnostics and repair technologies solutions spanning advanced environmental sensors; fueling equipment; field payment hardware; point-of sale, workflow and monitoring software; vehicle tracking and fleet management; software solutions for traffic light control; and vehicle mechanics’ and technicians’ equipment. The Company markets its products and services to retail and commercial fueling operators, convenience store and in-bay car wash operators, tunnel car wash businesses, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.
Vontier operates through one reportable segment comprised of two operating segments: (i) mobility technologies, which is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, workflow software and control solutions, vehicle tracking and fleet management (“telematics”) and traffic management (“smart city solutions”), and (ii) diagnostics and repair technologies, which manufactures and distributes vehicle repair tools, toolboxes and automotive diagnostic equipment and software and a full line of wheel-service equipment. Given the interrelationships of the products, technologies and customers and the resulting similar long-term economic characteristics, we meet the aggregation criteria and have combined our two operating segments into a single reportable segment. Historically, these businesses had operated as part of Fortive Corporation’s Industrial Technologies reportable segment (the “Vontier Businesses”).
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

Basis of Presentation
The accompanying Consolidated and Combined Condensed Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Fortive’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Vontier have been included in the combined condensed financial statements. Prior to the Separation, the combined condensed financial statements also included allocations of certain general, administrative, sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive during the applicable periods. Related-party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 12. Related-Party Transactions.
Following the Separation, the consolidated condensed financial statements include the accounts of Vontier and those of our wholly-owned subsidiaries and no longer include any allocations from Fortive. Accordingly:
•The Consolidated Condensed Balance Sheets as of October 1, 2021 and December 31, 2020 consist of our balances.
•The Consolidated Condensed Statement of Earnings and Comprehensive Income and Consolidated Condensed Statement of Changes in Equity for the three and nine months ended October 1, 2021 as well as the Consolidated Condensed Statement of Cash Flows for the nine months ended October 1, 2021 consist of our consolidated results. The Combined Condensed Statement of Earnings and Comprehensive Income and Combined Condensed Statement of Changes in Equity for the three and nine months ended September 25, 2020 as well as the Combined Condensed

Statement of Cash Flows for the nine months ended September 25, 2020 consist of the combined results of the Vontier Businesses.
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

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides a single comprehensive accounting model on revenue recognition for contracts with customers and requires that the acquirer in a business combination recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The amendments in this ASU are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. With early adoption, the amendments are applied retrospectively to all business combinations for which the acquisition date occurs on of after the beginning of the fiscal year that includes the interim period of adoption and prospectively to all business combinations that occur on or after the date of initial application. The Company adopted the ASU for the current interim period and its adoption impacted the accounting and recognition of the contract liabilities associated with the Company’s acquisition of DRB Systems, LLC.

NOTE 2. ACQUISITIONS

DRB Systems, LLC

On September 13, 2021, the Company acquired all of the outstanding equity interests of DRB Systems, LLC (“DRB”), a leading provider of point of sale, workflow software and control solutions to the car wash industry, for $955.5 million in cash, which is subject to post-closing working capital and other adjustments. This acquisition aligns with the Company’s portfolio diversification strategy and enables opportunities in new end markets. With this acquisition, the Company expects to grow its retail solutions portfolio.

The acquisition of DRB was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The Company incurred $3.1 million in acquisition related costs which are included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Earnings. The majority of goodwill derived from this acquisition is expected to be deductible for tax purposes.

Due to the timing of the acquisition, the valuation of the net assets acquired has not been finalized and is expected to be completed no later than one year from the acquisition date in accordance with GAAP and as a result, adjustments could have a material effect on the consolidated financial statements.

The Company’s estimate of the purchase price allocation is as follows:

($ in millions)	Preliminary Purchase Price Allocation	Weighted Average Amortization Period
Accounts receivable	$17.3
Inventories	21.0
Prepaid and other current assets	3.8
Technology	142.1	9.0
Customer relationships	227.0	11.0
Trade names	36.0	14.0
Goodwill	587.4
Other assets	14.9
Trade accounts payable	(5.8)
Accrued expenses and other current liabilities	(44.6)
Other long-term liabilities	(43.6)
Purchase price, net of cash acquired	$955.5

To determine the fair value of the acquired intangible assets included above, management utilized significant unobservable inputs (Level 3 in the fair value hierarchy) and was required to make judgements and estimates about future revenues, expenses and other valuation assumptions such as royalty, attrition and discount rates. These assumptions are forward looking and could be affected by future economic and market conditions.

The results of DRB are included in the consolidated condensed financial statements of the Company from the date of the acquisition and during this period DRB’s revenues and loss before income taxes was $10.9 million and $0.5 million, respectively. The loss before income taxes includes the amortization of intangible assets and acquisition-related fair value adjustments.

Pro Forma Financial Information

The following unaudited pro forma presents consolidated information of Vontier as if the acquisition of DRB had occurred on January 1, 2020.

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales	$804.9	$779.4	$2,318.5	$1,974.1
Net earnings	129.1	138.8	300.4	188.4

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Company and DRB to reflect the amortization and interest expense that would have been charged assuming the fair value adjustments to inventory and intangible assets and the financing of the acquisition, respectively, had been applied at the beginning of the 2020 fiscal year, together with the tax effects. The pro forma financial information is presented for information purposes only and is not indicative of the results of the operations that actually would have been achieved had the acquisition been consummated as of that time.
NOTE 3. FINANCING RECEIVABLES
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses and is insignificant as of October 1, 2021 and December 31, 2020.
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

The components of financing receivables with payments due in less than twelve months that are recorded in Accounts receivable less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	October 1, 2021	December 31, 2020
Gross current financing receivables:
PSAs	$98.0	$98.9
Franchisee Notes	15.1	15.5
Current financing receivables, gross	$113.1	$114.4

Allowance for credit losses:
PSAs	$18.5	$15.8
Franchisee Notes	6.3	6.6
Total allowance for credit losses	24.8	22.4
Total current financing receivables, net	$88.3	$92.0

Net current financing receivables:
PSAs, net	$79.5	$83.1
Franchisee Notes, net	8.8	8.9
Total current financing receivables, net	$88.3	$92.0

The components of financing receivables with payments due beyond one year were as follows:

($ in millions)	October 1, 2021	December 31, 2020
Gross long-term financing receivables:
PSAs	$221.6	$219.3
Franchisee Notes	63.4	58.6
Long-term financing receivables, gross	$285.0	$277.9

Allowance for credit losses:
PSAs	$37.0	$38.5
Franchisee Notes	5.3	5.9
Total allowance for credit losses	42.3	44.4
Total long-term financing receivables, net	$242.7	$233.5

Net long-term financing receivables:
PSAs, net	$184.6	$180.8
Franchisee Notes, net	58.1	52.7
Total long-term financing receivables, net	$242.7	$233.5

Net deferred origination costs were insignificant as of October 1, 2021 and December 31, 2020. As of October 1, 2021 and December 31, 2020, we had a net unamortized discount on our financing receivables of $17.2 million and $18.4 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of October 1, 2021 and December 31, 2020 were insignificant.
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
The amortized cost basis of PSAs and Franchisee Notes by origination year as of October 1, 2021, is as follows:

($ in millions)	2021	2020	2019	2018	2017	Prior	Total
PSAs
Credit Score:
Less than 400	$15.3	$10.0	$5.8	$2.6	$0.9	$0.2	$34.8
400-599	19.8	15.6	8.4	4.2	1.3	0.5	49.8
600-799	41.9	29.8	16.2	7.9	2.5	0.9	99.2
800+	61.7	40.4	20.7	9.8	2.6	0.6	135.8
Total PSAs	$138.7	$95.8	$51.1	$24.5	$7.3	$2.2	$319.6

Franchisee Notes
Active distributors	$22.5	$17.8	$13.4	$6.8	$3.8	$3.9	$68.2
Separated distributors	0.2	1.0	1.7	1.7	1.7	4.0	10.3
Total Franchisee Notes	$22.7	$18.8	$15.1	$8.5	$5.5	$7.9	$78.5

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
October 1, 2021	$3.1	$1.5	$6.2	$10.8	$308.8	$319.6	$6.2
December 31, 2020	3.5	1.8	7.2	12.5	305.7	318.2	7.2
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of October 1, 2021 and December 31, 2020.
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

The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	October 1, 2021			December 31, 2020
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$54.3	$12.5	$66.8	$29.4	$11.9	$41.3
Transition adjustment	—	—	—	17.5	1.0	18.5
Provision for credit losses	20.4	2.9	23.3	29.3	5.9	35.2
Write-offs	(21.1)	(4.4)	(25.5)	(32.5)	(6.5)	(39.0)
Recoveries of amounts previously charged off	1.9	0.6	2.5	2.7	0.2	2.9
Other adjustment	—	—	—	7.9	—	7.9
Allowance for credit losses, end of period	$55.5	$11.6	$67.1	$54.3	$12.5	$66.8
The ending balance as of October 1, 2021 of $67.1 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $24.8 million and $42.3 million, respectively. The ending balance as of December 31, 2020 of $66.8 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $22.4 million and $44.4 million, respectively.
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of October 1, 2021:

($ in millions)
Cost basis of trade accounts receivable as of October 1, 2021	$401.9

Allowance for credit losses balance as of December 31, 2020	$18.1
Provision for credit losses	4.3
Write-offs	(6.4)
Foreign currency and other	0.4
Allowance for credit losses balance as of October 1, 2021	16.4
Net trade accounts receivable balance as of October 1, 2021	$385.5

The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of December 31, 2020:

($ in millions)
Cost basis of trade accounts receivable as of December 31, 2020	$373.2

Allowance for credit losses balance as of December 31, 2019	$15.0
Adoption of new accounting standard	3.6
Provision for credit losses	7.7
Write-offs	(9.1)
Foreign currency and other	0.9
Allowance for credit losses balance as of December 31, 2020	18.1
Net trade accounts receivable balance as of December 31, 2020	$355.1

NOTE 4. GOODWILL
The following is a rollforward of our carrying value of goodwill:

($ in millions)
Balance, December 31, 2020	$1,092.1
Addition to goodwill for current year acquisition	587.4
FX translation	(14.7)
Balance, October 1, 2021	$1,664.8

Accumulated impairment charges were $85.3 million as of October 1, 2021 and December 31, 2020. No impairment charges were recorded during the nine months ended October 1, 2021.

NOTE 5. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	October 1, 2021	December 31, 2020
Short-term borrowings:
India Credit Facility	$2.1	$10.9
Other short-term borrowings and bank overdrafts	2.4	—
Total short-term borrowings	$4.5	$10.9

Long-term debt:
Two-Year Term Loans	$—	$1,000.0
Two-Year Term Loans due 2023	600.0	—
Three-Year Term Loans due 2024	400.0	800.0
1.800% senior unsecured notes due 2026	500.0	—
2.400% senior unsecured notes due 2028	500.0	—
2.950% senior unsecured notes due 2031	600.0	—
Total long-term debt	2,600.0	1,800.0
Less: discounts and debt issuance costs	(16.9)	(4.7)
Total long-term debt, net	$2,583.1	$1,795.3

Credit Facilities
On September 29, 2020, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800.0 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1.0 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). We incurred $7.7 million in debt issuance costs which were paid by Fortive. Due to the repayment of the Term Loans in connection with the issuance of the Notes, as discussed below, $3.2 million of these debt issuance costs were expensed and reported in the accompanying Consolidated and Combined Condensed Statement of Earnings and Comprehensive Income within non-operating expenses as a Write-off of deferred financing costs. Additionally, as part of the A&R Credit Agreement, as defined below, the Company wrote off $0.2 million of the unamortized debt issuance costs.
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

Three-Year Term Loans Due 2024

On March 10, 2021, in connection with the issuance of the Notes, we repaid $400.0 million of our Three-Year Term Loans.

The Three-Year Term Loans bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 112.5 basis points as of October 1, 2021. The interest rate on the Three-Year Term Loans outstanding as of October 1, 2021, was 1.20% per annum. The Three-Year Term Loans mature on October 28, 2024 and we are not obligated to make repayments prior to the maturity date. We are not permitted to re-borrow once the Three-Year Term Loans are repaid and there is no further ability to draw on the facility. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.
The A&R Credit Agreement requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of October 1, 2021.
Two-Year Term Loans Due 2023
On August 5, 2021, the Company entered into a two-year, $600.0 million senior unsecured delayed-draw term loan (the “Two-Year Term Loans Due 2023”) with a syndicate of lenders. The Company’s two wholly-owned subsidiaries which are Guarantors under the A&R Credit Agreement are also Guarantors under the two-year, $600.0 million senior unsecured delayed-draw term loan. On September 13, 2021, the Company drew the entire $600.0 million and used the proceeds to fund the acquisition of DRB.
The Two-Year Term Loans Due 2023 bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 75.0 basis points as of October 1, 2021. The interest rate on the Two-Year Term Loans outstanding as of October 1, 2021, was 0.83% per annum. The Two-Year Term Loans Due 2023 mature on September 13, 2023 and we are not obligated to make repayments prior to the maturity date. We are not permitted to re-borrow once the Two-Year Term Loans Due 2023 are repaid and there is no further ability to draw on the facility. As of October 1, 2021, there was no material difference between the carrying value and the estimated fair value of the debt outstanding.
The Two-Year Term Loans Due 2023 require, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of October 1, 2021.

Revolving Credit Facility

The $750.0 million Revolving Credit Facility requires the Company to pay lenders a commitment fee of 0.125% to 0.325% based on a ratings grid. As of October 1, 2021, there were no amounts outstanding under the Revolving Credit Facility.

The Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a ratings-based margin which was 117.5 basis points as of October 1, 2021.
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
The Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to our operations and as of October 1, 2021, we were in compliance with all of the covenants under the Notes.
The estimated fair value of the Notes was $1.6 billion as of October 1, 2021. The fair value of the Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Notes may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
India Credit Facility
The Company has a credit facility with Citibank, N.A. with borrowing capacity of up to 850.0 million Indian Rupees (or $11.5 million as of October 1, 2021) to facilitate working capital needs for certain businesses in India. As of October 1, 2021, the Company had $9.4 million borrowing capacity remaining. The effective interest rate associated with outstanding borrowings was 5.00% as of October 1, 2021.
Other
As of October 1, 2021, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Condensed Balance Sheet. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings on the Consolidated Condensed Balance Sheet.

Interest payments associated with the above short-term borrowings were not significant for the nine months ended October 1, 2021 and September 25, 2020.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Three Months Ended October 1, 2021:
Balance, July 2, 2021	$180.6	$(4.4)		$176.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(7.0)	—		(7.0)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.2		0.2
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.2	(b)	0.2
Net current period other comprehensive income (loss), net of income taxes	(7.0)	0.2		(6.8)
Balance, October 1, 2021	$173.6	$(4.2)		$169.4

For the Three Months Ended September 25, 2020:
Balance, June 26, 2020	$126.1	$(3.2)		$122.9
Other comprehensive income (loss) before reclassifications, net of income taxes	14.3	—		14.3
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1		0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1	(b)	0.1
Net current period other comprehensive income (loss), net of income taxes	14.3	0.1		14.4
Balance, September 25, 2020	$140.4	$(3.1)		$137.3

(a) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(b) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Nine Months Ended October 1, 2021:
Balance, December 31, 2020	$198.3	$(4.5)		$193.8
Other comprehensive income (loss) before reclassifications, net of income taxes	(24.7)	—		(24.7)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.4		0.4
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.3	(b)	0.3
Net current period other comprehensive income (loss), net of income taxes	(24.7)	0.3		(24.4)
Balance, October 1, 2021	$173.6	$(4.2)		$169.4

For the Nine Months Ended September 25, 2020:
Balance, December 31, 2019	$153.7	$(5.0)		$148.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(13.3)	—		(13.3)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	2.0		2.0
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	1.9	(b)	1.9
Net current period other comprehensive income (loss), net of income taxes	(13.3)	1.9		(11.4)
Balance, September 25, 2020	$140.4	$(3.1)		$137.3

(a) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(b) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.

NOTE 7. SALES
Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
Contract Assets
In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations and not only subject to the passage of time. Contract assets were $10.3 million and $9.0 million as of October 1, 2021 and December 31, 2020, respectively, and are included in Prepaid expenses and other current assets.
Contract Costs
We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. As of October 1, 2021 and December 31, 2020, we had $76.3 million and $81.2 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis.
Impairment losses recognized on our revenue-related contract assets were insignificant during the three and nine months ended October 1, 2021 and September 25, 2020.

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
The Company’s contract liabilities consisted of the following:

($ in millions)	October 1, 2021	December 31, 2020
Deferred revenue - current	$120.8	$87.6
Deferred revenue - noncurrent	59.4	58.3
Total contract liabilities	$180.2	$145.9
During the three and nine months ended October 1, 2021, we recognized $11.9 million and $51.1 million of revenue related to the Company’s contract liabilities at December 31, 2020. The change in contract liabilities from December 31, 2020 to October 1, 2021 was primarily due to the acquisition of DRB and inclusion of the acquired contract liabilities as well as the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts with expected customer delivery dates beyond one year from October 1, 2021 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Performance obligations as of October 1, 2021 are $385.1 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 65 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by sales of products and services, geographic location, solution and major product group, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Sales:
Sales of products	$699.7	$686.0	$2,005.1	$1,713.9
Sales of services	68.8	60.7	195.4	175.7
Total	$768.5	$746.7	$2,200.5	$1,889.6

Geographic:
North America (a)	$547.0	$539.9	$1,568.2	$1,348.3
Western Europe	68.7	63.7	191.3	176.6
High growth markets	115.8	111.7	337.1	279.5
Rest of world	37.0	31.4	103.9	85.2
Total	$768.5	$746.7	$2,200.5	$1,889.6

Solution:
Retail fueling hardware	$243.6	$225.5	$648.9	$562.4
Auto repair	156.1	145.5	485.2	382.9
Service and other recurring revenue	118.0	116.2	361.4	315.0
Environmental	73.3	61.7	198.4	162.6
Retail solutions	96.4	122.3	285.1	256.8
Software-as-a-service	45.7	45.1	139.2	134.5
Smart cities	9.6	8.9	26.7	23.4
E-mobility	4.7	5.7	8.1	12.2
Other	21.1	15.8	47.5	39.8
Total	$768.5	$746.7	$2,200.5	$1,889.6

Major Product Group:
Mobility technologies	$588.6	$578.6	$1,641.6	$1,441.6
Diagnostics and repair technologies	179.9	168.1	558.9	448.0
Total	$768.5	$746.7	$2,200.5	$1,889.6
(a) Includes sales in the United States of $526.7 million and $525.5 million for the three months ended October 1, 2021 and September 25, 2020, respectively, and sales in the United States of $1,513.3 million and $1,309.2 million for the nine months ended October 1, 2021 and September 25, 2020, respectively.
NOTE 8. INCOME TAXES

Our effective tax rate for the three and nine months ended October 1, 2021 was 19.6% and 22.2%, respectively, as compared to 20.9% and 29.0% for the three and nine months ended September 25, 2020, respectively. The year-over-year decrease in the effective tax rate for the three months ended October 1, 2021 as compared to the comparable period in the prior year was primarily due to an increase in non-taxable income. The year-over-year decrease in the effective tax rate for the nine months ended October 1, 2021 as compared to the comparable period in the prior year was primarily due to a non-deductible book goodwill impairment recognized in the nine months ended September 25, 2020.

Our effective tax rate for both periods in 2021 and 2020 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Specific to the nine months ended September 25, 2020, there was an unfavorable impact related to a non-deductible book goodwill impairment.
NOTE 9. LEASES

Operating lease cost was $5.3 million for both the three months ended October 1, 2021 and September 25, 2020. For the nine months ended October 1, 2021 and September 25, 2020, operating lease cost was $15.8 million and $15.6 million, respectively. During the nine months ended October 1, 2021 and September 25, 2020, cash paid for operating leases included in operating cash flows was $14.1 million and $14.7 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $15.7 million and $11.5 million for the nine months ended October 1, 2021 and September 25, 2020, respectively.
NOTE 10. LITIGATION AND CONTINGENCIES
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
The following is a rollforward of the Company’s accrued warranty liability:

($ in millions)
Balance, December 31, 2020	$54.6
Accruals for warranties issued during the period	24.3
Settlements made	(26.5)
Additions due to acquisition	0.5
Effect of foreign currency translation	(0.1)
Balance, October 1, 2021	$52.8
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

We recorded gross liabilities associated with known and future expected asbestos claims of $68.1 million and $68.0 million as of October 1, 2021 and December 31, 2020, respectively. Known and future expected asbestos claims of $15.8 million and $17.5 million are included in Accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets as of October 1, 2021 and December 31, 2020, respectively. Known and future expected asbestos claims of $52.3 million and $50.5 million are included in Other long-term liabilities on the Consolidated Condensed Balance Sheets as of October 1, 2021 and December 31, 2020, respectively.

We recorded the related projected insurance recoveries of $33.2 million and $36.0 million as of October 1, 2021 and December 31, 2020, respectively. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of October 1, 2021 include $8.0 million in Prepaid expenses and other current assets and $25.2 million in Other assets. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2020 include $10.8 million in Prepaid expenses and other current assets and $25.2 million in Other assets.

Guarantees

As of October 1, 2021 and December 31, 2020, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $91.6 million and $84.5 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

Refer to Note 5. Financing for information regarding guarantees of the Notes by certain of our wholly-owned subsidiaries.
NOTE 11. FAIR VALUE MEASUREMENTS
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
October 1, 2021
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

Other Investments
The Company holds a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) of $52.1 million, which is recorded in Other assets on the Consolidated Condensed Balance Sheets at cost. The Company has elected to use the measurement alternative for equity investments without readily determinable fair values and evaluate this investment for indicators of impairment quarterly. The Company did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the three and nine months ended October 1, 2021. During the nine months ended October 1, 2021, we made additional investments in Tritium of $6.8 million and reduced our investment by $3.8 million due to the settlement of our call option.
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
As of October 1, 2021, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.7 billion of goodwill and $631.5 million of identifiable intangible assets, net.
Refer to Note 5. Financing for information related to the fair value of the Company’s borrowings.
NOTE 12. RELATED-PARTY TRANSACTIONS
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

TSA Payments

In accordance with the TSA, receipts from Fortive were immaterial during the three and nine months ended October 1, 2021. During the nine months ended October 1, 2021, we made net payments to Fortive of $48.5 million. Net payments during the nine months ended October 1, 2021 included approximately $30 million of our share of the transaction taxes related to the Separation. Payments made during the three months ended October 1, 2021 were not significant.
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
The amounts of related party expenses allocated to the Company from Fortive and its subsidiaries for the three and nine months ended September 25, 2020, were as follows:

	Three Months Ended	Nine Months Ended
($ in millions)	September 25, 2020	September 25, 2020
Allocated corporate expenses	$9.5	$28.0
Directly attributable expenses:
Insurance programs expenses	0.9	2.2
Medical insurance programs expenses	9.1	31.4
Deferred compensation program expenses	0.3	0.9
Total related-party expenses	$19.8	$62.5

Corporate Expenses

Certain corporate overhead and other shared expenses incurred by Fortive and its subsidiaries have been allocated to the Company and are reflected in the accompanying Combined Condensed Statements of Earnings and Comprehensive Income for the three and nine months ended September 25, 2020. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Vontier information technology infrastructure, facilities, compliance, human resources, and marketing, as well as legal functions and financial management and transaction processing, including public company reporting, consolidated tax filings, and tax planning, Fortive benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock-based compensation administration. These costs have been allocated using a methodology that management believes is reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total. Following the Separation, we independently incur corporate overhead costs and no corporate overhead costs were allocated by Fortive.

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

Certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Our revenue from sales to Fortive and its subsidiaries was insignificant during the three and nine months ended September 25, 2020.
Purchases from Fortive and Fortive’s subsidiaries were $4.0 million and $11.9 million during the three and nine months ended September 25, 2020, respectively.
NOTE 13. CAPITALIZATION AND EARNINGS PER SHARE

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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Nine Months Ended
($ and shares in millions, except per share amounts)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Numerator:
Net earnings	$127.3	$141.0	$300.6	$205.2

Denominator:
Basic weighted average common shares outstanding	169.1	168.4	168.9	168.4
Effect of dilutive stock options and RSUs	1.2	—	1.1	—
Diluted weighted average common shares outstanding	170.3	168.4	170.0	168.4

Earnings per share:
Basic	$0.75	$0.84	$1.78	$1.22
Diluted	$0.75	$0.84	$1.77	$1.22

Anti-dilutive shares	1.6	—	2.5	—

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

As of October 1, 2021, the Company has remaining authorization to repurchase $500 million of its common stock under the share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vontier Corporation (“Vontier,” the “Company,” “we,” “us,” or “our”) is a global industrial technology company that focuses on critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. The Company supplies a wide range of mobility technologies and diagnostics and repair technologies solutions spanning advanced environmental sensors; fueling equipment; field payment hardware; point-of sale, workflow and monitoring software; vehicle tracking and fleet management; software solutions for traffic light control; and vehicle mechanics’ and technicians’ equipment. The Company markets its products and services to retail and commercial fueling operators, convenience store and in-bay car wash operators, tunnel car wash businesses, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.

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
•As of the date of this quarterly report, we have outstanding indebtedness of approximately $2.6 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility, as defined above, and in the future we may incur additional indebtedness, all of which could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
OVERVIEW
General

Vontier Corporation is a global industrial technology company that focuses on critical technical equipment, components, and software and services for manufacturing, repair and servicing in the mobility infrastructure industry worldwide. We supply a wide range of solutions spanning advanced environmental sensors; fueling equipment; field payment hardware; point-of-sale; workflow and monitoring software; vehicle tracking and fleet management; software solutions for traffic light control; and vehicle mechanics’ and technicians’ equipment. We market our products and services to retail and commercial fueling operators, convenience store and in-bay car wash operators, tunnel car wash businesses, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.

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
BUSINESS PERFORMANCE AND OUTLOOK
Business Performance
While differences exist among our businesses, on an overall basis, demand for our hardware and software products and services increased during the three and nine months ended October 1, 2021. As compared to the comparable periods of 2020, aggregate year-over-year total sales increased 2.9% and 16.5% for the three and nine months ended October 1, 2021. Sales from existing businesses increased 0.8% and 14.1% during the three and nine months ended October 1, 2021, as compared to the comparable periods in 2020.
The increase in total sales and sales from existing businesses during the three months ended October 1, 2021 was primarily driven by our diagnostics and repair portfolio which experienced strong demand across most product categories, most notably specialty and hardline tools, tool storage and diagnostics as well as the impact of price increases by the Company across its portfolio. Our mobility technologies platform had continued strong demand for retail and environmental solutions in North America and dispenser and environmental deliveries in India but was impacted by the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards as well as the end of Mexico fiscal regulation upgrades. Changes in foreign currency exchange rates positively impacted our sales growth by 0.7% during the three months ended October 1, 2021 compared to the comparable period in 2020.
The increase in total sales and sales from existing businesses during the nine months ended October 1, 2021 was primarily driven by broad growth across the portfolio as well as the direct and indirect impacts of COVID-19 on the prior year comparable periods. Our mobility technologies platform had strong demand for retail and environmental solutions, Mexico regulatory demand and dispenser and environmental deliveries in India. Our diagnostics and repair portfolio also experienced strong demand across most product categories, most notably specialty and hardline tools, tool storage and diagnostics. Additionally, our price increases across our portfolio increased revenue during the nine months ended October 1, 2021. Changes in foreign currency exchange rates positively impacted our sales growth by 1.8% during the nine months ended October 1, 2021 compared to the comparable period in 2020.

In developed markets, year-over-year total sales for the three months ended October 1, 2021 increased at a rate in the low single digits and sales from existing businesses for the three months ended October 1, 2021 were up slightly, primarily due to growth in Western Europe. North America increased by low single digits including the impact of the acquisition of DRB. High growth markets grew at a rate in the low single digits primarily due to growth in India which was partially offset by declines in Latin America primarily due to the end of Mexico fiscal regulation upgrades.

In developed markets, year-over-year total sales and sales from existing businesses for the nine months ended October 1, 2021 increased at a rate in the mid teens which was primarily due to growth in North America. High growth markets grew greater than 20% primarily due to growth in India and Latin America.
Outlook

We expect overall sales and sales from existing businesses to grow on a year-over-year basis in 2021; however, we are continuing to monitor the impact of the COVID-19 pandemic and geopolitical and regulatory uncertainties and the corresponding impact to our businesses in addition to the other factors identified above in “Information Relating to Forward- Looking Statements.”

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Total sales	$768.5	$746.7	$2,200.5	$1,889.6
Total cost of sales	(422.1)	(415.4)	(1,223.8)	(1,064.2)
Gross profit	346.4	331.3	976.7	825.4
Operating costs:
Selling, general and administrative expenses ("SG&A")	(147.8)	(121.1)	(458.1)	(356.0)
Research and development expenses ("R&D")	(31.2)	(31.6)	(97.3)	(93.7)
Impairment of goodwill	—	—	—	(85.3)
Operating profit	$167.4	$178.6	$421.3	$290.4

Gross profit as a % of sales	45.1%	44.4%	44.4%	43.7%
SG&A as a % of sales	19.2%	16.2%	20.8%	18.8%
R&D as a % of sales	4.1%	4.2%	4.4%	5.0%
Operating profit as a % of sales	21.8%	23.9%	19.1%	15.4%

Components of Sales Growth

	% Change Three Months Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine Months Ended October 1, 2021 vs. Comparable 2020 Period
Total revenue growth (GAAP)	2.9%	16.5%
Existing businesses (Non-GAAP)	0.8%	14.1%
Acquisitions (Non-GAAP)	1.4%	0.6%
Currency exchange rates (Non-GAAP)	0.7%	1.8%

Total sales within our mobility technologies platform increased low single digits during the three months ended October 1, 2021 as compared to the comparable period of 2020. The increase was primarily attributable to continued strong demand for retail and environmental solutions in North America and dispenser and environmental deliveries in India but was impacted by the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards as well as the end of Mexico fiscal regulation upgrades. Further, our acquisition of DRB contributed to the increase in total sales while sales from existing businesses declined by low single digits.

Total sales and sales from existing businesses within our mobility technologies platform increased at a rate in the mid-teens and low double digits, respectively, during the nine months ended October 1, 2021 as compared to the comparable period of 2020. The increase was driven primarily due to the direct and indirect impacts of COVID-19 on the prior year comparable periods as well as strong demand for retail and environmental solutions, Mexico regulatory demand and dispenser and environmental deliveries in India.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased high single digits during the three months ended October 1, 2021 as compared to the comparable period in 2020. The results of our diagnostics and repair technologies platform were driven primarily by continued strong demand across most product categories, most notably specialty and hardline tools, tool storage and diagnostics.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased more than 20% during the nine months ended October 1, 2021 as compared to the comparable period in 2020. The year-over-year results during the nine months ended October 1, 2021 were driven principally by the direct and indirect impacts of COVID-19 on the prior year comparable periods as well as strong demand across most product categories, most notably specialty and hardline tools, tool storage and diagnostics.

The impact on the Company of price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 3.1% and 2.1% to sales growth during the three and nine months ended October 1, 2021 versus the comparable periods in 2020.

Cost of Sales

Cost of sales increased $6.7 million for the three months ended October 1, 2021, as compared to the comparable period in 2020, which was due primarily to the increased costs due to inflationary pressures as well as the impact of the DRB acquisition.

The year-over-year increase of $159.6 million in cost of sales for the nine months ended October 1, 2021 as compared to the comparable period in 2020, was due primarily to higher year-over-year sales volumes from existing businesses as well as increased costs due to inflationary pressures.

Gross Profit

Gross profit increased during the three months ended October 1, 2021, as compared to the comparable period in 2020, which was primarily due to the impact of the Company’s price increases and was partially offset by the increased costs due to inflationary pressures.

The year-over-year increase in gross profit for the nine months ended October 1, 2021 as compared to the comparable period is primarily due to higher sales volumes, the impact of the Company’s price increases and a favorable sales mix which was partially offset by increased costs due to inflationary pressures.

The 70 basis point increase in gross profit margin during the three months ended October 1, 2021 as compared to the comparable period in 2020 is primarily due to price increases which were partially offset by increased costs due to inflationary pressures.

The 70 basis point increase in gross profit margin during the nine months ended October 1, 2021 as compared to the comparable period in 2020 is primarily due to price increases and a favorable sales mix and was partially offset by increased costs due to inflationary pressures.

Operating Costs and Other Expenses

SG&A expenses increased as a percentage of sales by 300 basis points during the three months ended October 1, 2021, as compared to the comparable period in 2020, primarily due to the increase of corporate costs associated with operating as a separate public company.

SG&A expenses increased as a percentage of sales by 200 basis points during the nine months ended October 1, 2021, as compared to the comparable period in 2020, primarily due to the increase of corporate costs associated with operating as a separate public company.

R&D expenses (consisting principally of internal and contract engineering personnel costs) decreased $0.4 million during the three months ended October 1, 2021 as compared to the comparable period in 2020.

R&D expenses increased $3.6 million during the nine months ended October 1, 2021, as compared to the comparable period in 2020 due to broad cost reduction efforts in the prior year period.

On a year-over-year basis, R&D expenses as a percentage of sales was relatively flat during the three months ended October 1, 2021. R&D expenses as a percentage of sales decreased during the nine months ended October 1, 2021 due to an increase in total sales which was partially offset by the increase in R&D expenses.

Operating Profit

Operating profit margin decreased 210 basis points during the three months ended October 1, 2021 as compared to the comparable period in 2020.

Year-over-year operating profit margin comparisons were favorably impacted by:

•The year-over-year impacts of sales volumes, price, sales mix, other operating impacts and changes in foreign currency exchange rates — favorable 300 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•Corporate costs associated with operating as a separate public company and other costs — unfavorable 310 basis points
•Increased costs due to inflationary pressures — unfavorable 200 basis points

Operating profit margin increased 370 basis points during the nine months ended October 1, 2021 as compared to the comparable period in 2020.

Year-over-year operating profit margin comparisons were favorably impacted by:

•The year-over-year impacts of sales volumes, price, sales mix, other operating impacts and changes in foreign currency exchange rates — favorable 640 basis points
•The impact of the prior year goodwill impairment of our Telematics business — favorable 390 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•Corporate costs associated with operating as a separate public company and other costs — unfavorable 490 basis points
•Increased costs due to inflationary pressures — unfavorable 170 basis points

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

Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return is for the short taxable year October 9, 2020 through December 31, 2020. We filed our initial U.S. federal income tax return for the 2020 short tax year with the Internal Revenue Service (“IRS”) in Q4 2021. The Company remains subject to tax audit for its separate company tax returns in various U.S. states for the tax years 2011 to 2020. Our operations in certain foreign jurisdictions remain subject to routine examination for the tax years 2007 to 2020.

Comparison of the Three and Nine Months Ended October 1, 2021 and September 25, 2020

Our effective tax rate for the three and nine months ended October 1, 2021 was 19.6% and 22.2%, respectively, as compared to 20.9% and 29.0% for the three and nine months ended September 25, 2020, respectively. The year-over-year decrease in the effective tax rate for the three months ended October 1, 2021 as compared to the comparable period in the prior year was primarily due to an increase in non-taxable income. The year-over-year decrease in the effective tax rate for the nine months ended October 1, 2021 as compared to the comparable period in the prior year was primarily due to a non-deductible book goodwill impairment recognized in the nine months ended September 25, 2020.

Our effective tax rate for both periods in 2021 and 2020 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Specific to the nine months ended September 25, 2020, there was an unfavorable impact related to a non-deductible book goodwill impairment.
COMPREHENSIVE INCOME
Comprehensive income decreased by $34.9 million during the three months ended October 1, 2021 as compared to the comparable period in 2020 due to unfavorable changes in foreign currency adjustments of $21.3 million and net earnings that were lower by $13.7 million.
Comprehensive income increased by $82.4 million during the nine months ended October 1, 2021 as compared to the comparable period in 2020 due primarily to net earnings that were higher by $95.4 million which was partially offset by unfavorable changes in foreign currency translation adjustments of $11.4 million.
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
2021 Financing and Capital Transactions
During the nine months ended October 1, 2021, we completed the following financing and capital transactions:
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
•On August 5, 2021, the Company entered into a two-year, $600.0 million senior unsecured delayed-draw term loan and drew down the full $600.0 million on September 13, 2021.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of October 1, 2021.
Refer also to Note 5. Financing to the Consolidated and Combined Condensed Financial Statements for additional information.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Nine Months Ended
($ in millions)	October 1, 2021	September 25, 2020
Net cash provided by operating activities	$341.9	$480.6

Cash paid for acquisitions, net of cash received	$(955.5)	$—
Payments for additions to property, plant and equipment	(32.9)	(27.3)
Proceeds from sale of property	—	0.5
Cash paid for equity investments	(7.6)	(9.5)
Cash received for settlement of investment	7.0	—
Net cash used in investing activities	$(989.0)	$(36.3)

Proceeds from issuance of long-term debt	$2,186.5	$—
Repayment of long-term debt	(1,400.0)	—
Payment for debt issuance costs	(5.1)	—
Payment of common stock cash dividend	(8.4)	—
Net repayments of related-party borrowings	—	(23.4)
Net repayments of short-term borrowings	(6.2)	(3.5)
Net transfers to Former Parent	(35.6)	(419.9)
Proceeds from stock option exercises	6.8	—
Acquisition of noncontrolling interest	(1.9)	—
Other financing activities	(4.8)	(0.7)
Net cash provided by (used in) financing activities	$731.3	$(447.5)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $341.9 million during the nine months ended October 1, 2021, a decrease of $138.7 million, as compared to the comparable period in 2020. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Operating cash flows were impacted by higher net earnings during the nine months ended October 1, 2021 as compared to the comparable period in 2020. Net earnings for the nine months ended October 1, 2021 were impacted by a year-over-year increase in operating profits of $130.9 million. The year-over-year increase in operating profit was primarily due to an increase in gross profit of $151.3 million as well as a non-cash goodwill impairment charge of $85.3 million recognized during the nine months ended September 25, 2020. These factors were partially offset by an increase in Selling, general and administrative expenses of $102.1 million. The goodwill impairment charge was a non-cash expense that decreased earnings without a corresponding impact to the comparable period operating cash flows.
•The aggregate of accounts receivable and long-term financing receivables used $25.0 million of operating cash flows during the nine months ended October 1, 2021 compared to providing $53.2 million in the comparable period of 2020. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities provided $11.0 million during the nine months ended October 1, 2021 compared to providing $70.2 million in the comparable period of 2020. This difference is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash used in investing activities increased by $952.7 million during the nine months ended October 1, 2021 as compared to the comparable period in 2020 primarily due to the cash paid for the acquisition of DRB.

Financing Activities and Indebtedness
Net cash provided by financing activities increased by $1.2 billion during the nine months ended October 1, 2021 as compared to the comparable period in 2020 primarily due to the issuance of the $1.6 billion of Notes and the receipt of proceeds of our delayed-draw term loan of $600.0 million which was partially offset by the repayment of $1.4 billion of Term Loans. Additionally, in the comparable period in 2020 we made net payments to our former parent of $419.9 million.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2020 Annual Report on From 10-K except as noted below:

•Purchase obligations increased by approximately $95 million due to the timing of sourcing activities.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2020 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2020 Annual Report on Form 10-K. There were no material changes to this information during the quarter ended October 1, 2021.

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

Refer to “Note 10. Litigation And Contingencies – Litigation and Other Contingencies” of the Consolidated and Combined Condensed Financial Statements in this Form 10-Q for more information on certain legal proceedings.

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2020 Annual Report on Form 10-K. There were no material changes during the three months ended October 1, 2021 to the risk factors reported in our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
10.1	Term Loan Agreement, dated as of August 5, 2021, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto	8-K	001-39483	10.1	August 5, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: November 5, 2021	By:	/s/ David H. Naemura
David H. Naemura
Senior Vice President and Chief Financial Officer

Date: November 5, 2021	By:	/s/ Lynn Ross
Lynn Ross
Chief Accounting Officer