Form 10-K
period 2021-12-31
Vontier Corp
filed 2022-02-24
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☒ No ☐
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

“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 23, 2022 there were 161,197,457 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of July 2, 2021 was $5.5 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates.

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
•International economic, political, legal, compliance, supply chain, epidemic and business factors could negatively affect our financial statements.
•We may be required to recognize impairment charges for our goodwill and other intangible assets.
•We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.
•Our restructuring actions could have long-term adverse effects on our business.

•As of the date of this Form 10-K, we have outstanding indebtedness of approximately $2.7 billion and the ability to incur an additional $670.0 million of indebtedness under the Revolving Credit Facility, as defined below, and in the future we may incur additional indebtedness, all of which could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
PART I
ITEM 1. BUSINESS
General
Vontier Corporation is a global industrial technology company that focuses on critical technical equipment, components, software and services for manufacturing, repair and servicing in the mobility infrastructure industry worldwide. We supply a wide range of solutions spanning advanced environmental sensors; fueling equipment; field payment hardware; point-of sale; workflow and monitoring software; vehicle tracking and fleet management; software solutions for traffic light control; and vehicle mechanics’ and technicians’ equipment. The Company markets our products and services to retail and commercial fueling operators, convenience store and in-bay car wash operators, tunnel car wash businesses, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.
Our research and development, manufacturing, sales, distribution, service and administration operations are located in approximately 30 countries primarily across North America, Asia Pacific, Europe and Latin America.

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
We market our products and services globally with $454.1 million of our 2021 sales coming from high-growth markets. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, which include Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (with the exception of Japan and Australia).
In the mobility technologies market, we are a leading global provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management (“telematics”), and traffic management (“smart city solutions”), with products marketed under the Gilbarco, Veeder-Root, Orpak, DRB, Teletrac Navman and Global Traffic Technologies (“GTT”) brands. We serve our major markets with local manufacturing, sales, and service capabilities that offer tailored solutions for local customers based on their unique needs. With research and development for our mobility technologies products supporting our local presence in global markets, we deliver innovative solutions to customers around the world.

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

Through our DRB business, we primarily provide solutions to the car wash industry. We provide an end-to-end technology platform combining embedded point-of-sale, workflow and monitoring software, customer support, digital marketing and payment facilitation services. We serve individual customer sites and have long-standing relationships with the majority of the top 20 car wash platforms in North America. We believe that that DRB’s market leading integrated technology, superior reliability, high customer retention and unique business model position us well to capitalize on numerous paths for accelerated growth, including customer consolidation, continued shift from full service to express car washes, increasing adoption of workflow technology-as-a-service, shorter upgrade cycles, and water efficiency programs and usage restrictions.

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
Mobility Technologies Products and Solutions

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

•Car Wash Solutions: Our car wash solutions include point-of-sale, workflow and monitoring hardware and software. Typical users of these solutions span tunnel and convenience store in-bay car wash operators. Our car wash solutions are marketed under a variety of brands, including Patheon, SiteWatch, Suds, TunnelWatch, NoPileups, FastPass, Washify, InvoMax, Auto Data and Sage Microsystems.

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

Diagnostics and Repair Technologies Products and Solutions

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
During 2021, we experienced supply chain constraints related to certain raw materials, including semiconductors and electronic components, which contributed to the increase in our backlog. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Backlog
Backlog includes unfilled orders and the annual average contract value of signed contracts for our SaaS product offerings. Backlog as of December 31, 2021 and 2020 was $733.9 million and $542.5 million, respectively. We expect that a majority of the unfilled orders as of December 31, 2021 will be delivered to customers within the first half of 2022. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog in 2021 is indicative of short-term sales performance but not necessarily a reliable indicator of medium or long-term sales performance.
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
As of December 31, 2021, we employed approximately 8,500 persons, of whom approximately 4,100 were employed in the United States and approximately 4,400 were employed outside of the United States. Of our United States employees, approximately 1,000 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.
Some examples of key programs and initiatives that are focused to attract, motivate, develop and retain our diverse workforce include:
•Inclusion, diversity and equity (ID&E). Our ID&E objectives are intended to build teams where employees feel empowered and able to be their authentic selves at work, while employing and supporting a diverse array of voices.
◦Champion diverse recruiting and promotions, specifically for underrepresented employees and candidates;

◦Sponsor eight employee-led Employee Resource Groups (ERGs), including Allies for Inclusion, Asian Pacific Islander Network Alliance, Black Network, La Vida!, myAbilities, Pride, Veterans and Women’s Guild, that represent and support the diverse communities that make up our workforce. Our ERG’s have three pillars of focus; Development, Community and Recruiting. Our ERGs goals facilitate networking and connections with peers, outreach, mentoring, leadership and skill development;
◦Our CEO took two pledges; the CEO Action for Diversity and Inclusion, and The Valuable 500.
•Health, wellness and family resources. The Company’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies. Because we want our employees and their families to thrive, this year, we enhanced the ways we help our employees care for themselves and their families, especially in response to COVID-19
◦Paid all global employees for quarantine periods;
◦Provided free mental and behavioral health resources to employees, including on-demand access to the Employee Assistance Program (EAP) for employees and their dependents.
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach.
•Community & Social Impact. We are committed to providing comfort to those in need and opportunity to those who want to improve their world. One primary way we do this is through our unique employee connection programs – Vontier Cares and Day of Caring. Throughout the year, employees make a positive impact in their local communities through volunteering and other support. In 2021, over 2,000 Vontier employees around the world participated in Day of Caring initiatives supporting disaster and COVID-19 relief, education, and fighting hunger.
•Safety. Our robust safety program prioritizes employee safety and wellbeing across all workplace environments. Established risk control best practices are used, in conjunction with employee input and engagement to create a “beyond compliance” mindset that is under constant review. Systematic management systems either meet or are working towards internationally recognized ISO:45001 management system accreditation, and performance indicators that are biased towards proactive actions are used to measure progress.
Government Contracts
Although the substantial majority of our revenue in 2021 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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

Our global operations expose us broadly to the COVID-19 pandemic, which continues to spread worldwide in the form of variants to COVID-19. In particular, continued efforts to mitigate the spread of the virus have caused us, our suppliers, and customers to reduce commercial activities and utilization of facilities and manufacturing sites, resulting in reduction in demand for our products and services, our ability to source required materials and components, and our ability to manufacture, sell, and service our products. In addition, implementation of measures to help control the spread of the virus, including internal work-from-home policies to protect the health of our employees and community, government-imposed social distancing measures, travel restrictions, school closures, and re-opening restrictions have negatively impacted our collaboration efforts with our global colleagues, customers, vendors, and service providers. The pandemic has also increased the risk and cost of protecting against cyber-attacks. Government-imposed orders and restrictions to control the spread of COVID-19 have significantly impacted our ability, and the ability of our franchisees, to make in-person sales and service visits to customers. Furthermore, the volatility and disruption in the capital markets from the COVID-19 pandemic and its impact on the global economy has adversely effected the cost of, and access to, capital. In addition, it has become more difficult to retain employees and future government regulations could increase costs or lead to attrition, which may impact our ability to operate our business in the ordinary course or result in increased costs to do so. While we continue to implement global and local response teams and business continuity efforts internally and with our customers, suppliers, and vendors as new COVID-19 variants emerge and government responses continue to be implemented, the duration and extent of the operational and financial impact of the COVID-19 pandemic remains highly uncertain.

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
•we are also required to comply with increasingly complex and changing data privacy regulations in multiple jurisdictions that regulate the collection, use, protection and transfer of personal data, including the transfer of personal data between or among countries. Many of these foreign data privacy regulations (including the General Data Protection Regulation) are more stringent than those in the U.S. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position;
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
International economic, political, legal, compliance, supply chain, epidemic and business factors could negatively affect our financial statements.
In 2021, approximately 30% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
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
•epidemics, such as the COVID-19 pandemic, that adversely impact travel, production or demand;
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
As of December 31, 2021, the net carrying value of our goodwill and other intangible assets totaled approximately $2.3 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets in the future. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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
In recent years, we have implemented restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
As of the date of this Form 10-K, we have outstanding indebtedness of approximately $2.7 billion and the ability to incur an additional $670.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
As of the date of this Form 10-K, we have outstanding indebtedness of approximately $2.7 billion, and have the ability to incur an additional $670.0 million of indebtedness under the Revolving Credit Facility. See the section entitled “Liquidity and Capital Resources.” This debt could have important, adverse consequences to us and our investors, including:
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that will govern our indebtedness may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
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
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, changes in global trade policies, volatility in the currency and credit markets, high levels of unemployment or underemployment, inflation or deflation, supply interruptions, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, natural disasters, terrorist attacks, and other challenges that affect the global economy adversely affect us and our distributors, customers and suppliers, including having the effect of:
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

If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Failure to comply with the requirements of EU General Data Protection Regulation that became effective in May 2018 (“GDPR”) and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. The California Consumer Privacy Act, which came into effect in January 2020, has some of the same features as the GDPR, and has prompted several other states to follow with similar laws. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. In addition, compliance with the varying data privacy regulations across the United States and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.
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
Pursuant to the separation agreement and certain other agreements with Fortive, Fortive agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Fortive has agreed to retain, and there can be no assurance that the indemnity from Fortive will be sufficient to protect us against the full amount of such liabilities, or that Fortive will be able to fully satisfy its indemnification obligations. In addition, Fortive’s insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the separation, and in any event Fortive’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if we ultimately succeed in recovering from Fortive or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our businesses, financial position, results of operations and cash flows.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls.
The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Raleigh, North Carolina in a facility that we lease. As of December 31, 2021, our facilities included approximately 30 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 20 of these facilities are located in the United States and approximately 10 are located outside the United States. We own an approximately 660,000 square foot mixed use facility that serves as manufacturing and office space in Greensboro, North Carolina.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 24, 2022. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
Mark D. Morelli	58	President and Chief Executive Officer	2020
David H. Naemura	52	Senior Vice President, Chief Financial Officer	2020
Kathryn K. Rowen	43	Senior Vice President, Chief Legal and Administrative Officer	2020
Mark D. Morelli has served as our President and Chief Executive Officer since January 2020. Mr. Morelli previously served as President and Chief Executive Officer of Columbus McKinnon Corporation from February 2017 to January 2020 and prior to that served as President and Chief Operating Officer of Brooks Automation, Inc. from January 2012 to March 2016. Prior to serving at Brooks Automation, Inc., Mr. Morelli was the Chief Executive Officer of Energy Conversion Devices, an alternative energy company. Prior to that, Mr. Morelli served in various positions with United Technologies Corporation from June 1993 to September 2007, where he progressed through product management, marketing, strategy and increasing responsibilities of general management. Mr. Morelli began his career as a U.S. Army officer and helicopter pilot, serving as a company commander of a helicopter unit. Mr. Morelli brings to us a track record of delivering strong operational results and driving improvements in innovation to accelerate long-term growth and has demonstrated a strategic ability to build a company for long-term success.
David H. Naemura has served as our Senior Vice President, Chief Financial Officer since February 2020. Mr. Naemura previously served as Chief Financial Officer of Gates Industrial Corporation from March 2015 to January 2020. Prior to his time at Gates Industrial Corporation, Mr. Naemura served as Vice President of Finance and Group Chief Financial Officer at Danaher Corporation from April 2012 to March 2015, overseeing many of the businesses within our portfolio, and previously served as Danaher Corporation’s Test & Measurement Communications Platform Chief Financial Officer from January 2009 to April 2012. Prior to serving at Danaher Corporation, Mr. Naemura was employed by Tektronix Corporation from August 2000 to January 2009, including during its acquisition by Danaher Corporation in 2007.
Kathryn K. Rowen has served as our Senior Vice President, Chief Legal and Administrative Officer since January 1, 2022 and served as our Senior Vice President and General Counsel from September 2020 through January 1, 2022. Prior to that, Ms. Rowen served as Vice President, Corporate Social Responsibility, Employment and Litigation of Fortive Corporation from January 2020 to August 2020, as Vice President, Labor & Employment and Litigation from January 2018 to January 2020, and as Vice President, Labor and Employment from January 2017 to January 2018 of Fortive Corporation. Prior to joining Fortive Corporation, Ms. Rowen served at Raytheon Company in legal roles of increasing responsibility from October 2011 to January 2017.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol VNT. As of February 23, 2022, there were 969 holders of record of our common stock.
Issuer Purchases of Equity Securities
None
Recent Issuances of Unregistered Securities
None

ITEM 6. [RESERVED]

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results and operations and financial condition of the Company. Our MD&A should be read in conjunction with our Consolidated and Combined Financial Statements and the accompanying Notes to the Financial Statements included elsewhere in this Annual Report.
Discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 compared to December 31, 2019 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2020 with the Securities and Exchange Commission on February 25, 2021.
BASIS OF PRESENTATION
The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Fortive’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Vontier have been included in the combined financial statements. Prior to the Separation, the combined financial statements also include allocations of certain general, administrative, sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive during the applicable periods. Related-party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 20. Related-Party Transactions.
Following the Separation, the consolidated financial statements include the accounts of Vontier and those of our wholly-owned subsidiaries and no longer include any allocations from Fortive. Accordingly:
•The Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 consist of our balances.
•The Consolidated Statement of Earnings and Comprehensive Income for the year ended December 31, 2021 consists of our results. The Consolidated and Combined Statement of Earnings and Comprehensive Income for the year ended December 31, 2020 consists of our results from the date of the Separation through December 31, 2020 and the combined results of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statement of Earnings and Comprehensive Income for the year ended December 31, 2019 consists of the combined results of the Vontier Businesses.
•The Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2021 consists of our results. The Consolidated and Combined Statement of Changes in Stockholders’ Equity for the year ended December 31, 2020 consists of our consolidated activity from the date of the Separation through December 31, 2020 and the combined activity of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statement of Changes in Stockholders’ Equity for the year ended December 31, 2019 consists of the combined activity of the Vontier Businesses.
•The Consolidated Statement of Cash Flows for the year ended December 31, 2021 consists of our results. The Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2020 consists of our consolidated activity from the date of the Separation through December 31, 2020 and the combined activity of the

Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statement of Cash Flows for the year ended December 31, 2019 consists of the combined activity of the Vontier Businesses.
Our Consolidated and Combined Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
All significant transactions between the Company and Fortive have been included in the accompanying Consolidated and Combined Financial Statements for all periods presented. Cash transactions with Fortive prior to the Separation are reflected in the accompanying Consolidated and Combined Statements of Changes in Stockholders’ Equity as “Net transfers to Former Parent” and “Consideration to Former Parent in connection with the Separation.” As included in the Consolidated and Combined Statements of Changes in Stockholders’ Equity, Former Parent’s investment, which included Retained earnings (Accumulated deficit) prior to the Separation, represents Fortive’s interest in our recorded net assets prior to the Separation. In addition, the accumulated net effect of intercompany transactions between us and Fortive or Fortive affiliates for periods prior to the Separation are included in Former Parent’s investment.
On October 9, 2020, in connection with the Separation, Former Parent’s investment was redesignated within Stockholders’ Equity. The Agreements include a “Wrong-Pockets Provision” that allow the parties to make adjustments to ensure the separation-related transactions were executed in accordance with the Agreements. In periods subsequent to the Separation, we may make adjustments to balances transferred at the Separation date in accordance with the Wrong-Pockets Provision. Any such adjustments are recorded through stockholders’ equity.
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
Our historical Consolidated and Combined Financial Statements include expense allocations for certain support functions that were provided on a centralized basis within Fortive, such as corporate costs, shared services and other selling, general and administrative costs that benefit the Company, among others. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive during the applicable periods. Related-party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 20. Related-Party Transactions to the Consolidated and Combined Financial Statements.
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
OVERVIEW
General
Please see “Item 1. Business – General” included in this Annual Report for a discussion of the Company’s strategies for delivering long-term shareholder value. Vontier is a global industrial technology company that focuses on critical technical equipment, components, software and services for manufacturing, repair, and servicing in the mobility infrastructure industry worldwide. Vontier supplies a wide range of mobility technologies and diagnostics and repair technologies solutions spanning advanced environmental sensors; fueling equipment; field payment hardware; point-of sale, workflow and monitoring software; vehicle tracking and fleet management; software solutions for traffic light control; and vehicle mechanics’ and technicians’ equipment. Vontier markets its products and services to retail and commercial fueling operators, convenience store and in-bay car wash operators, tunnel car wash businesses, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.

Business Performance

While differences exist among our businesses, on an overall basis, demand for our hardware and software products and services increased during the year ended December 31, 2021. As compared to 2020, aggregate year-over-year total sales and sales from existing businesses increased 10.6% and 7.4%, respectively, during the year ended December 31, 2021. The increase in total sales and sales from existing businesses during the year ended December 31, 2021 was primarily driven by broad growth across the portfolio as well as the direct and indirect impacts of COVID-19 on the prior year. Our mobility technologies platform had strong demand for retail and environmental solutions in North America as well as dispenser and environmental deliveries in India but was impacted by an expected lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards as well as the end of the Mexico fiscal regulation upgrades. Further, our acquisition of DRB Systems, LLC (“DRB”) contributed to the increase in total sales within our mobility technologies platform. Our diagnostics and repair portfolio also experienced strong demand across most product categories, most notably specialty and hardline tools and wheel service-equipment. Changes in foreign currency exchange rates positively impacted our sales growth by 1.1% during the year ended December 31, 2021 compared to 2020.

Geographically, total sales and sales from existing businesses for the year ended December 31, 2021 as compared to the prior year increased primarily due to sales in North America which increased by low-double digits including the impact of the acquisition of DRB. Year-over-year total sales and sales from existing businesses increased at a rate in the mid-single digits in high-growth markets for the year ended December 31, 2021. This growth was primarily driven by increases in Asia due to dispenser and environmental deliveries in India and partially offset by declines in Latin America due to the end of the Mexico fiscal regulation upgrades.

Outlook

We expect overall sales and sales from existing businesses to grow on a year-over-year basis in 2022; however, we are continuing to monitor the impacts of the COVID-19 pandemic, inflation and supply chain constraints and their impacts to our businesses in addition to the other factors identified in “Item 1A. Risk Factors.”

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Year Ended
($ in millions)	December 31, 2021	December 31, 2020
Total sales	$2,990.7	$2,704.6
Total cost of sales	(1,657.6)	(1,516.5)
Gross profit	1,333.1	1,188.1
Operating costs:
Selling, general and administrative expenses (“SG&A”)	(621.6)	(508.4)
Research and development expenses (“R&D”)	(129.3)	(126.2)
Impairment of goodwill	—	(85.3)
Operating profit	$582.2	$468.2

Gross profit as a % of sales	44.6%	43.9%
SG&A as a % of sales	20.8%	18.8%
R&D as a % of sales	4.3%	4.7%
Operating profit as a % of sales	19.5%	17.3%

Components of Sales Growth

2021 vs 2020
Total revenue growth (GAAP)	10.6%
Existing businesses (Non-GAAP)	7.4%
Acquisitions (Non-GAAP)	2.1%
Currency exchange rates (Non-GAAP)	1.1%
2021 Compared to 2020
Total sales and sales from existing businesses within our mobility technologies platform increased at a rate in the high-single digits and mid-single digits, respectively, during the year ended December 31, 2021 as compared to 2020. The year-over-year results during the year ended December 31, 2021 were primarily driven by the direct and indirect impacts of COVID-19 on the prior year as well as strong demand for retail and environmental solutions in North America and dispenser and environmental deliveries in India. This growth was partially offset by an expected lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards as well as the end of the Mexico fiscal regulation upgrades. Further, our acquisition of DRB contributed to the increase in total sales.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased at a rate in the high-teens during the year ended December 31, 2021 as compared to 2020. The results for the year ended December 31, 2021 were primarily driven by the direct and indirect impacts of COVID-19 on the prior year and continued strong demand across most product categories, most notably specialty and hardline tools and wheel-service equipment.

Price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 2.4% to sales growth during 2021 as compared to 2020.

Cost of Sales
Cost of sales increased $141.1 million, or 9.3%, for the year ended December 31, 2021, as compared to 2020, due primarily to higher year-over-year sales volumes from existing businesses, increased costs from inflationary pressures and the impact of the acquisition of DRB.
Gross Profit
The year-over-year increase in gross profit during the year ended December 31, 2021, as compared to 2020, is primarily due to higher year-over-year sales volumes from existing businesses, the impact of price increases and the impact of the acquisition of DRB. This was partially offset by increased costs from inflationary pressures.
The 70 basis points increase in gross profit margin during the year ended December 31, 2021, as compared to 2020, is primarily due to the impact of price increases, sales mix and higher year-over-year sales volumes and was partially offset by increased costs from inflationary pressures.
Operating Costs and Other Expenses
SG&A expenses increased $113.2 million, or 200 basis points as a percentage of sales, during the year ended December 31, 2021, as compared to 2020, primarily due to corporate costs associated with operating as a separate public company for a full year as well as the impact of the acquisition of DRB.

R&D expenses (consisting principally of internal and contract engineering personnel costs) decreased by 40 basis points as a percentage of sales during the year ended December 31, 2021, as compared to 2020 due to an increase in total sales which was partially offset by the $3.1 million increase in R&D expenses.

Operating Profit
Operating profit margins were 19.5% for the year ended December 31, 2021, an increase of 220 basis points, as compared to 17.3% in 2020.
Year-over-year operating profit margin comparisons were favorably impacted by:
•Year-over-year impacts of sales volumes, price, sales mix, other operating impacts and changes in foreign currency rates — 520 basis points
•The impact of the prior year goodwill impairment of the Telematics business — 270 basis points
•The year-over-year effect the acquisition of DRB — 20 basis points
Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Corporate costs associated with operating as a separate public company and other investments and costs — 370 basis points
•Increased costs due to inflationary pressures — 220 basis points

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
We recorded interest expense, net of $47.8 million during the year ended December 31, 2021 as compared to $10.0 million during 2020. The increase of interest expense, net of $37.8 million was primarily due to the higher average debt balances during the year.
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
We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdictions. In accordance with the Tax Matters Agreement with Fortive, the Company is liable for taxes arising from examinations of the following: (i) the Company’s initial U.S. federal taxable year which includes the post-separation period; (ii) separate company state tax returns for all periods; (iii) joint state tax returns for the post-separation period; (iv) international separate company returns for all periods; and (v) joint international tax returns that include only Vontier legal entities for all periods. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary.
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return for the post-separation period was filed in October 2021. We expect to file our first full year U.S. federal income tax return for 2021 with the Internal Revenue Service (“IRS”) during 2022. The IRS has not yet begun examination of the Company. The Company remains subject to tax audit for its separate company tax returns in various U.S. states for the tax years 2011 to 2021. Our operations in certain foreign jurisdictions remain subject to routine examination for the tax years 2009 to 2021.
Comparison of the Years Ended December 31, 2021 and 2020
Our effective tax rate for the years ended December 31, 2021 and 2020 was 22.7% and 25.7%, respectively.
Our effective tax rate for 2021 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of recurring items including state taxes, foreign derived intangible income, and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, there was a favorable impact related to non-taxable income.
Our effective tax rate for 2020 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, there was a favorable impact related to non-taxable income which is partially offset by nondeductible book goodwill impairments and uncertain tax position accruals.
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
COMPREHENSIVE INCOME
Comprehensive income increased by $13.8 million in 2021 as compared to 2020, primarily due to net earnings that were higher by $71.0 million which was partially offset by unfavorable changes in foreign currency translation adjustments of $58.0 million.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. As of December 31, 2021, we had $1.0 billion outstanding of debt that was subject to variable interest rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities.
A hypothetical 100 basis points increase in market interest rates as of December 31, 2021 on our variable-rate debt obligations as of December 31, 2021 would have increased our interest expense by approximately $8 million in 2021.

Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of equity. A 10% change in major currencies relative to the U.S. dollar as of December 31, 2021 would have resulted in an impact to stockholders’ equity of approximately $88 million.
Currency exchange rates positively impacted 2021 reported sales by 1.1% as compared to 2020, as the U.S. dollar was, on average, weaker against most major currencies during 2021 as compared to exchange rate levels during 2020. If the exchange rates in effect as of December 31, 2021 were to prevail throughout 2022, currency exchange rates would negatively impact 2022 estimated sales by approximately 1% relative to our performance in 2021. In general, additional weakening of the U.S. dollar against other major currencies would further positively impact our sales and results of operations on an overall basis and any strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
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

The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a 10% increase or decrease in the expected loss rate on the consumer portfolio would have resulted in a change in the allowance for credit losses of approximately $7 million as of December 31, 2021.

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
2021 Financing and Capital Transactions
During 2021, we completed the following financing and capital transactions:
•On March 10, 2021, we completed the private placement of $1.6 billion of senior unsecured notes in multiple series (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed (the “Guarantees”), on a joint and several basis, by Gilbarco Inc. and Matco Tools Corporation, two of our wholly-owned subsidiaries (the “Guarantors”). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year and commenced on October 1, 2021. The Notes and the Guarantees are the Company’s and the Guarantors’ general senior unsecured obligations.
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
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of December 31, 2021.
Refer to Note 11. Financing to the Consolidated and Combined Financial Statements for more information related to our long-term indebtedness.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2021	2020
Net cash provided by operating activities	$481.1	$691.3

Cash paid for acquisitions, net of cash received	$(955.8)	$—
Cash paid for equity investments	(11.3)	(9.5)
Payments for additions to property, plant and equipment	(47.8)	(35.7)
Proceeds from sale of property	—	3.5
Cash received for settlement of investment	7.2	—
Net cash used in investing activities	$(1,007.7)	$(41.7)

Proceeds from issuance of long-term debt	$2,186.5	$1,800.0
Repayment of long-term debt	(1,400.0)	—
Payment for debt issuance costs	(5.1)	—
Payment of common stock cash dividend	(12.7)	—
Net repayments of related-party borrowings	—	(23.4)
Net repayments of short-term borrowings	(7.0)	(5.3)
Proceeds from stock option exercises	7.5	1.6
Net transfers to Former Parent	(35.6)	(419.9)
Consideration to Former Parent in connection with the Separation, net	—	(1,635.0)
Acquisition of noncontrolling interest	(1.9)	—
Other financing activities	(6.2)	(1.9)
Net cash provided by (used in) financing activities	$725.5	$(283.9)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.
Cash flows from operating activities were $481.1 million during the year ended December 31, 2021, a decrease of $210.2 million as compared to 2020. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Operating cash flows were impacted by higher net earnings as compared to 2020. Net earnings for 2021 were impacted by a year-over-year increase in operating profits of $114.0 million, as well as a year-over-year increase in interest expense, net of $37.8 million primarily due to our current year borrowings. The year-over-year increase in operating profit was impacted by an increase in gross profit of $145.0 million as well as a non-cash goodwill impairment charge of $85.3 million recognized during the year ended December 31, 2020 which is a non-cash expense that decreased earnings without a corresponding impact to operating cash flows. These factors were partially offset by an increase in Selling, general and administrative expenses of $113.2 million.
•The aggregate of accounts receivable and long-term financing receivables used $4.2 million of operating cash flows during 2021 compared to providing $41.9 million in 2020. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $6.6 million of cash in 2021 as compared to providing $158.6 million in 2020. This difference is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash used in investing activities increased by $966.0 million during 2021 as compared to 2020 primarily due to the cash paid for the acquisition of DRB.
Financing Activities and Indebtedness
Net cash provided by financing activities increased $1.0 billion in 2021 as compared to 2020 primarily due to the issuance of the $1.6 billion of Notes and the receipt of proceeds of our delayed-draw term loan of $600.0 million, which was partially offset by the repayment of $1.4 billion of Term Loans. Additionally, in 2020 we made net payments to our former parent of $419.9 million as compared to $35.6 million in the year ended December 31, 2021.
Supplemental Guarantor Financial Information

As of December 31, 2021, we had $1.6 billion in aggregate principal amount of the Notes and $1.0 billion in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by the Guarantors. Our other subsidiaries do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”). Refer to Note 11. Financing to the Consolidated and Combined Financial Statements for additional information regarding the terms of our Notes and the Term Loans.

The Notes and the guarantees thereof are the Company’s and the guarantors’ senior unsecured obligations and:

•rank without preference or priority among themselves and equally in right of payment with our existing and any future unsecured and unsubordinated indebtedness, including, without limitation, indebtedness under our credit agreement;
•are senior in right of payment to any of our existing and future indebtedness that is subordinated to the notes;
•are effectively subordinated to any of our existing and future secured indebtedness to the extent of the assets securing such indebtedness; and
•are structurally subordinated to all existing and any future indebtedness and any other liabilities of our non-Guarantor Subsidiaries.

The following tables present summarized financial information for Vontier Corporation and the Guarantor Subsidiaries on a combined basis and after the elimination of (a) intercompany transactions and balances between Vontier Corporation and the Guarantor Subsidiaries and (b) equity in earnings from and investments in the Non-Guarantor Subsidiaries.

Year Ended December 31
Summarized Results of Operations Data ($ in millions)	2021
Net sales (a)	$1,733.4
Gross profit (b)	842.1
Net income (c)	$480.3

(a) Includes intercompany sales of $89.7 million for the year ended December 31, 2021.
(b) Includes intercompany gross profit of $26.6 million for the year ended December 31, 2021
(c) Includes pretax intercompany net income of $131.7 million for the year ended December 31, 2021.

As of December 31
Summarized Balance Sheet Data ($ in millions)	2021
Assets
Current assets	$364.2
Intercompany receivables	581.1
Noncurrent assets	603.7
Total assets	$1,549.0
Liabilities
Current liabilities	$399.2
Intercompany payables	400.3
Noncurrent liabilities	2,635.4
Total liabilities	$3,434.9

Cash and Cash Requirements
As of December 31, 2021, we held approximately $572.6 million of cash and cash equivalents that were held in either operating accounts or invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate of less than 1.0%. Approximately 40% of our cash was held outside of the United States.
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
As of December 31, 2021, we believe that we have sufficient liquidity to satisfy our cash needs.

Contractual Obligations
Our contractual obligations as of December 31, 2021 primarily consist of our long-term debt obligations and associated interest payments under the Credit Facilities, our operating leases, as discussed in Note 10. Leases to the Consolidated and Combined Financial Statements, purchase obligations and other long-term liabilities reflected on the balance sheet. Our Other long-term liabilities reflected on the balance sheet of $223.3 million are due in greater than one year and primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, litigation claims, postretirement benefits, pension benefit obligations, net tax liabilities and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience. Refer to “Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt and leases:
Long-term debt obligations (a)(b)	$2,600.0	$—	$1,000.0	$500.0	$1,100.0
Interest payments on long-term debt (c)	309.5	48.7	90.2	72.9	97.7
Operating lease obligations (d)	52.2	11.9	19.6	11.7	9.0
Other:
Purchase obligations (e)	261.2	247.5	13.6	0.1	—
Total	$3,222.9	$308.1	$1,123.4	$584.7	$1,206.7

(a) As described in Note 11. Financing to the Consolidated and Combined Financial Statements.
(b) Amounts do not include interest payments. Interest on long-term debt is reflected in a separate line in the table.
(c) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2021. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2021:

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$92.6	$37.9	$39.3	$8.9	$6.5
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

Expected credit losses of the assets originated during the years ended December 31, 2021 and 2020, as well as changes to expected losses during the same period, are recognized in earnings for the periods ended December 31, 2021 and 2020.

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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, neither goodwill nor indefinite-lived intangible assets are amortized; however, certain definite-lived identifiable intangible assets, primarily customer relationships, acquired technology and trade names, are amortized over their estimated useful lives. Refer to Note 7. Goodwill and Other Intangible Assets to the Consolidated and Combined Financial Statements for additional information regarding our goodwill and other intangible assets.
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that goodwill may not be recoverable.
A non-cash goodwill impairment charge of $85.3 million was recorded against our Telematics reporting unit as a result of our quantitative impairment assessment on March 27, 2020. No goodwill impairment charges were recorded for the years ended December 31, 2021 and 2019. Refer to Note 7. Goodwill and Other Intangible Assets to the Consolidated and Combined Financial Statements for additional information regarding the Telematics impairment charge.
When evaluating for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If the Company does not perform a qualitative assessment, or if it determines that it is not more likely than not that the fair value of the reporting unit or indefinite-

lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the reporting unit or indefinite-lived intangible asset. The Company’s decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition.
As part of our 2021 annual impairment analysis, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all 6 of our reporting units, or approximately $1.7 billion of goodwill as of the assessment date. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment we determined on the basis of the qualitative and quantitative factors, that the fair values of the reporting units were more likely than not greater than their respective carrying values; and therefore, a quantitative test was not required.
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
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We also test intangible assets with indefinite lives at least annually for impairment. In these analyses management considers general macroeconomic conditions, industry and market conditions, cost factors, financial performance and other entity and asset specific events and may require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets.

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
Stock-Based Compensation
For a description of our stock-based compensation accounting practices, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 18. Stock-Based Compensation to our Consolidated and Combined Financial Statements. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require subjective assumptions, including the expected life of the awards, stock price volatility, dividend rate and expected forfeiture rate. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. If actual results are not consistent with our assumptions and estimates, our equity-based compensation expense could be materially different in the future.

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

Business Combinations

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, for intangible assets. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, estimates about future results such as revenues, margin, net working capital and other valuation assumptions such as useful lives, royalty rates, attrition rates and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
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
NEW ACCOUNTING STANDARDS
Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements for information regarding new accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VONTIER CORPORATION AND SUBSIDIARIES
Report of Management on Vontier Corporation’s Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

The Company completed the acquisition of DRB Systems, LLC (“DRB”) on September 13, 2021. The Company has not yet fully incorporated the internal controls and procedures of DRB into the Company’s internal control over financial reporting, and as such, management excluded DRB from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. DRB constituted approximately 2% of the Company’s total assets, excluding the preliminary value of goodwill and other intangible assets, as of December 31, 2021, and less than 2% of the Company’s total revenues for the year ended December 31, 2021.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 24, 2022 appears on page 45 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vontier Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Vontier Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vontier Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting at December 31, 2021, based on the COSO criteria.

As described in Management’s Report of Management on Vontier Corporation’s Internal Control Over Financial Reporting, management excluded the acquisition of DRB Systems, LLC from its assessment of internal control over financial reporting as of December 31, 2021.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020 and the related consolidated and combined statements of earnings and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Vontier Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Inherent Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vontier Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vontier Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated and combined statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 24, 2022 expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated and combined financial statements, the Company changed its method for accounting for credit losses in 2020.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses
Description of the Matter
The Company’s financing receivables portfolio and the associated allowance for credit losses, were $398.1 million and $65.9 million as of December 31, 2021, respectively. As described in Note 2 to the consolidated and combined financial statements, Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), requires a forward-looking approach, based on expected losses to estimate credit losses on certain types of financial instruments, including trade accounts and financing receivables.

Auditing the Company’s allowance for credit losses was challenging in that it requires significant judgment about the severity of credit losses, including the risk profile of each underlying receivable and expectations regarding the impact of current and future economic conditions on the creditworthiness of its customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over the allowance for credit losses including controls over the completeness and accuracy of underlying data.

To test the allowance for credit losses, our audit procedures included, among others, evaluating the methods and assumptions used by management, including comparing actual losses incurred to management’s historical estimates, evaluating external economic and industry trends and evaluating the overall composition of the financing receivables portfolio.

Valuation of intangible assets – Business Combination of DRB Systems, LLC
Description of the Matter
During 2021, the Company completed the acquisition of DRB Systems, LLC for total consideration of $955.8 million as disclosed in Note 3 to the consolidated and combined financial statements. This transaction was accounted for as a business combination. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill. The Company preliminarily allocated $405.6 million of the purchase price from the acquisition to the fair value of acquired customer relationships, developed technology and trade name intangible assets.

Auditing the Company’s accounting for the acquisition was complex because the fair value of the customer relationships, technology and trade name intangible assets were material and the estimates of fair value involved subjectivity. The subjectivity was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used relief from royalty models to measure the technology and trade names assets and a multi-period excess earnings method to measure the customer relationships. The significant assumptions used to estimate the value of the intangible assets included discount rates, royalty rates, and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, customer attrition, useful lives, net working capital and EBITDA margin). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of DRB Systems, LLC. For example, we tested controls over the estimation process supporting the fair value estimates of the customer relationships, developed technology and trade name intangible assets, including management’s review of the significant assumptions discussed above.

To test the estimated fair values of the customer relationships, developed technology and trade name intangible assets, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodologies, testing the significant assumptions and the completeness and accuracy of the underlying data. For example, we compared the significant assumptions in the prospective financial information to the current industry trends, as well as to the historical performance of the acquired business. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from the changes in significant assumptions. We involved our EY valuation specialist to assist with our evaluation of the methodologies used by the Company and the evaluation of the discount rates and royalty rates by comparing them against discount and royalty rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Raleigh, North Carolina
February 24, 2022

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	As of December 31
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$572.6	$380.5
Accounts receivable, less allowance for credit losses of $38.9 million and $40.5 million as of December 31, 2021 and 2020, respectively	481.3	447.1
Inventories	287.0	233.7
Prepaid expenses and other current assets	137.3	120.8
Total current assets	1,478.2	1,182.1
Property, plant and equipment, net	100.6	96.8
Operating lease right-of-use assets	45.4	40.1
Long-term financing receivables, less allowance for credit losses of $42.5 million and $44.4 million as of December 31, 2021 and 2020, respectively	241.7	233.5
Other intangible assets, net	615.9	250.5
Goodwill	1,667.2	1,092.1
Other assets	200.8	177.9
Total assets	$4,349.8	$3,073.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$3.7	$10.9
Trade accounts payable	424.9	367.4
Current operating lease liabilities	12.8	11.9
Accrued expenses and other current liabilities	492.0	448.1
Total current liabilities	933.4	838.3
Long-term operating lease liabilities	35.6	30.5
Other long-term liabilities	223.3	217.2
Long-term debt	2,583.8	1,795.3
Commitments and Contingencies
Equity:
Preferred stock — 15,000,000 shares authorized; no par value; and none issued and outstanding	—	—
Common stock — 1,985,000,000 shares authorized; $0.0001 par value; and 169,168,285 and 168,497,098 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	1.5	7.6
Retained earnings (Accumulated deficit)	386.7	(13.6)
Accumulated other comprehensive income	181.7	193.8
Total Vontier stockholders’ equity	569.9	187.8
Noncontrolling interests	3.8	3.9
Total stockholders’ equity	573.7	191.7
Total liabilities and equity	$4,349.8	$3,073.0
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)

	Year Ended December 31
	2021	2020	2019
Sales of products	$2,712.7	$2,459.9	$2,484.0
Sales of services	278.0	244.7	288.1
Total sales	2,990.7	2,704.6	2,772.1
Cost of product sales	(1,445.9)	(1,326.8)	(1,349.3)
Cost of service sales	(211.7)	(189.7)	(232.0)
Total cost of sales	(1,657.6)	(1,516.5)	(1,581.3)
Gross profit	1,333.1	1,188.1	1,190.8
Operating costs:
Selling, general and administrative expenses	(621.6)	(508.4)	(491.3)
Research and development expenses	(129.3)	(126.2)	(136.4)
Impairment of goodwill	—	(85.3)	—
Operating profit	582.2	468.2	563.1
Non-operating income (expenses), net:
Interest (expense) income, net	(47.8)	(10.0)	3.3
Write-off of deferred financing costs	(3.4)	—	—
Gain on settlement of investment	3.3	—	—
Other non-operating (expense) income, net	(0.3)	2.1	(0.6)
Earnings before income taxes	534.0	460.3	565.8
Provision for income taxes	(121.0)	(118.3)	(129.3)
Net earnings	$413.0	$342.0	$436.5

Net earnings per share:
Basic	$2.44	$2.03	$2.59
Diluted	$2.43	$2.02	$2.59
Average common stock and common equivalent shares outstanding:
Basic	169.0	168.4	168.4
Diluted	170.1	169.4	168.4

Other comprehensive (loss) income, net of income taxes:
Net earnings	$413.0	$342.0	$436.5
Foreign currency translation adjustments	(13.4)	44.6	22.4
Other adjustments	1.3	0.5	—
Total other comprehensive (loss) income, net of income taxes	(12.1)	45.1	22.4
Comprehensive income	$400.9	$387.1	$458.9
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Former Parent’s Investment	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2019	—	$—	$—	$—	$1,663.5	$126.3	$3.1	$1,792.9
Net earnings	—	—	—	—	436.5	—	—	436.5
Net transfers to Former Parent	—	—	—	—	(299.4)	—	—	(299.4)
Non-cash settlement of related-party borrowings	—	—	—	—	(151.2)	—	—	(151.2)
Other comprehensive income, net of income taxes	—	—	—	—	—	22.4	—	22.4
Stock-based compensation expense	—	—	—	—	13.1	—	—	13.1
Change in noncontrolling interests	—	—	—	—	—	—	1.8	1.8
Balance, December 31, 2019	—	$—	$—	$—	$1,662.5	$148.7	$4.9	$1,816.1
Adoption of accounting standard	—	—	—	—	(16.9)	—	—	(16.9)
Balance, January 1, 2020	—	$—	$—	$—	$1,645.6	$148.7	$4.9	$1,799.2
Net earnings	—	—	—	131.1	210.9	—	—	342.0
Recapitalization	168.4	—	—	—	—	—	—	—
Consideration to Former Parent in connection with the Separation	—	—	—	—	(1,635.0)	—	—	(1,635.0)
Net transfers to Former Parent	—	—	—	(144.7)	(238.0)	—	—	(382.7)
Other comprehensive income, net of income taxes	—	—	—	—	—	45.1	—	45.1
Stock-based compensation expense	—	—	6.0	—	16.5	—	—	22.5
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.1	—	1.6	—	—	—	—	1.6
Change in noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Balance, December 31, 2020	168.5	$—	$7.6	$(13.6)	$—	$193.8	$3.9	$191.7
Net earnings	—	—	—	413.0	—	—	—	413.0
Dividends on common stock ($0.025 per share)	—	—	—	(12.7)	—	—	—	(12.7)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	25.5	—	—	—	—	25.5
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.7	—	3.4	—	—	—	—	3.4
Acquisition of noncontrolling interest	—	—	(2.0)	—	—	—	0.1	(1.9)
Separation-related adjustments and other	—	—	(33.0)	—	—	—	—	(33.0)
Change in noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Balance, December 31, 2021	169.2	$—	$1.5	$386.7	$—	$181.7	$3.8	$573.7
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$413.0	$342.0	$436.5
Non-cash items:
Depreciation and amortization expense	88.3	78.3	84.5
Stock-based compensation expense	25.5	22.5	13.1
Impairment of goodwill	—	85.3	—
Write-off of deferred financing costs	3.4	—	—
Amortization of debt issuance costs	3.4	0.8	—
Gain on settlement of investment	(3.3)	—	—
Amortization of acquisition-related inventory fair value step-up	6.8	—	—
Loss on disposition	—	—	0.1
Gain on sale of property, net	—	(2.7)	—
Change in accounts receivable, net	(140.4)	(92.8)	(111.9)
Change in inventories	(34.6)	(7.0)	25.3
Change in prepaid expenses and other current assets	(0.7)	7.5	(18.4)
Change in long-term financing receivables, net	136.2	134.7	134.6
Change in trade accounts payable	45.6	44.1	2.0
Change in accrued expenses and other current liabilities	(16.9)	114.0	(33.4)
Change in deferred income taxes	(45.2)	(35.4)	12.8
Net cash provided by operating activities	481.1	691.3	545.2
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(955.8)	—	—
Cash paid for equity investments	(11.3)	(9.5)	(2.4)
Payments for additions to property, plant and equipment	(47.8)	(35.7)	(38.0)
Proceeds from sale of property	—	3.5	0.1
Cash received for settlement of investment	7.2	—	—
Net cash used in investing activities	(1,007.7)	(41.7)	(40.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,186.5	1,800.0	—
Repayment of long-term debt	(1,400.0)	—	—
Payment for debt issuance costs	(5.1)	—	—
Payment of common stock cash dividend	(12.7)	—	—
Net repayments of related-party borrowings	—	(23.4)	(190.5)
Net repayments of short-term borrowings	(7.0)	(5.3)	(2.5)
Proceeds from stock option exercises	7.5	1.6	—
Net transfers to Former Parent	(35.6)	(419.9)	(299.4)
Consideration to Former Parent in connection with the Separation, net	—	(1,635.0)	—
Acquisition of noncontrolling interest	(1.9)	—	—
Other financing activities	(6.2)	(1.9)	(7.4)
Net cash provided by (used in) financing activities	725.5	(283.9)	(499.8)
Effect of exchange rate changes on cash and cash equivalents	(6.8)	14.8	(5.1)
Net change in cash and cash equivalents	192.1	380.5	—
Beginning balance of cash and cash equivalents	380.5	—	—
Ending balance of cash and cash equivalents	$572.6	$380.5	$—
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
Vontier operates through one reportable segment comprised of two operating segments: (i) mobility technologies, which is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, workflow software and control solutions, vehicle tracking and fleet management (“telematics”) and traffic management (“smart city solutions”), and (ii) diagnostics and repair technologies, which manufactures and distributes vehicle repair tools, toolboxes and automotive diagnostic equipment and software and a full line of wheel-service equipment. Given the interrelationships of the products, technologies and customers and the resulting similar long-term economic characteristics, we meet the aggregation criteria and have combined our two operating segments into a single reportable segment. Historically, these businesses had operated as part of Fortive Corporation’s (“Fortive” or “Former Parent”) Industrial Technologies reportable segment (the “Vontier Businesses”).
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
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Fortive’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Vontier have been included in the combined financial statements. Prior to the Separation, the combined financial statements also include allocations of certain general, administrative, sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive during the applicable periods. Related-party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 20. Related-Party Transactions.
Following the Separation, the consolidated financial statements include the accounts of Vontier and those of our wholly-owned subsidiaries and no longer include any allocations from Fortive. Accordingly:
•The Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 consist of our balances.
•The Consolidated Statement of Earnings and Comprehensive Income for the year ended December 31, 2021 consists of our results. The Consolidated and Combined Statement of Earnings and Comprehensive Income for the year ended December 31, 2020 consists of our results from the date of the Separation through December 31, 2020 and the combined results of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined

Statement of Earnings and Comprehensive Income for the year ended December 31, 2019 consists of the combined results of the Vontier Businesses.
•The Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2021 consists of our results. The Consolidated and Combined Statement of Changes in Stockholders’ Equity for the year ended December 31, 2020 consists of our consolidated activity from the date of the Separation through December 31, 2020 and the combined activity of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statement of Changes in Stockholders’ Equity for the year ended December 31, 2019 consists of the combined activity of the Vontier Businesses.
•The Consolidated Statement of Cash Flows for the year ended December 31, 2021 consists of our results. The Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2020 consists of our consolidated activity from the date of the Separation through December 31, 2020 and the combined activity of the Vontier Businesses from January 1, 2020 through the date of the Separation. The Combined Statement of Cash Flows for the year ended December 31, 2019 consists of the combined activity of the Vontier Businesses.
Our Consolidated and Combined Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
All significant transactions between the Company and Fortive have been included in the accompanying Consolidated and Combined Financial Statements for all periods presented. Cash transactions with Fortive prior to the Separation are reflected in the accompanying Consolidated and Combined Statements of Changes in Stockholders’ Equity as “Net transfers to Former Parent” and “Consideration to Former Parent in connection with the Separation.” As included in the Consolidated and Combined Statements of Changes in Stockholders’ Equity, Former Parent’s investment, which included Retained earnings (Accumulated deficit) prior to the Separation, represents Fortive’s interest in our recorded net assets prior to the Separation. In addition, the accumulated net effect of intercompany transactions between us and Fortive or Fortive affiliates for periods prior to the Separation are included in Former Parent’s investment.
On October 9, 2020, in connection with the Separation, Former Parent’s investment was redesignated within Stockholders’ Equity. The Agreements include a “Wrong-Pockets Provision” that allow the parties to make adjustments to ensure the separation-related transactions were executed in accordance with the Agreements. In periods subsequent to the Separation, we may make adjustments to balances transferred at the Separation date in accordance with the Wrong-Pockets Provision. Any such adjustments are recorded through stockholders’ equity.
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

Accounts and Financing Receivables and Allowances for Credit Losses
All trade accounts and financing receivables are reported in the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from trade accounts and financing receivables portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of our portfolios to determine if an impairment has occurred and evaluate the collectability of receivables based on a combination of financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for credit losses are charged to current period earnings and amounts determined to be uncollectible are charged directly against the allowances. Any amounts recovered on accounts that were previously written-off reduces the amounts charged to current period earnings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts and financing receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $36.8 million, $42.9 million and $38.2 million of expense associated with credit losses for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Expected credit losses of the assets originated during the years ended December 31, 2021 and 2020, as well as changes to expected losses during the same period, are recognized in earnings for the periods ended December 31, 2021 and 2020.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Provisions for depreciation and amortization have been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets which are generally as follows:

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
Fair Value of Financial Instruments
Our financial instruments consist primarily of trade accounts receivable, financing receivables, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for trade accounts receivable, trade accounts payable and short-term debt approximate fair value. Refer to Note 8. Fair Value Measurements for the fair values of our other financial instruments.
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
As part of our 2021 annual impairment analysis, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all 6 of our reporting units, or approximately $1.7 billion of goodwill as of the assessment date. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment we determined on the basis of the qualitative and quantitative factors, that the fair values of the reporting units were more likely than not greater than their respective carrying values; and therefore, a quantitative test was not required.
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
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We also test intangible assets with indefinite lives at least annually for impairment. In these analyses management considers general macroeconomic conditions, industry and market conditions, cost factors, financial performance and other entity and asset specific events and may require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets.

If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings which would adversely affect our financial statements.
A non-cash goodwill impairment charge of $85.3 million was recorded against our Telematics reporting unit as a result of our quantitative impairment assessment on March 27, 2020. No goodwill impairment charges were recorded for the years ended December 31, 2021 and 2019. Refer to Note 7. Goodwill and Other Intangible Assets for additional information regarding the Telematics impairment charge in 2020.

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

Dividend yield: The expected dividend yield is calculated by dividing our annualized dividend, based on the our history of declared dividends, by our stock price on the grant date. For periods prior to the Separation, the dividend yield was calculated by dividing Fortive’s annual dividend, based on the most recent quarterly dividend rate, by Fortive’s stock price on the grant date.
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
The fair value of RSUs is calculated using the closing price of Vontier common stock on the date of grant less a discount due to the lack of participation in the Company’s dividend by RSU holders. The fair value of PSUs is calculated using a Monte Carlo pricing model.
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

Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-bank Offered Rate (“LIBOR”) which is being phased out beginning at the end of 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. These provisions may impact the Company as contract modifications and other changes occur during the LIBOR transition period. The Company continues to evaluate the optional relief guidance provided within these ASUs, has reviewed its debt securities and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. We will continue the assessment and monitor regulatory developments during the LIBOR transition period.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides a single comprehensive accounting model on revenue recognition for contracts with customers and requires that the acquirer in a business combination recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The amendments in this ASU are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. With early adoption, the amendments are applied retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of adoption and prospectively to all business combinations that occur on or after the date of initial application. The Company adopted the ASU in the third quarter ended October 1, 2021 and its adoption impacted the accounting and recognition of the contract liabilities associated with the Company’s acquisition of DRB Systems, LLC.
In June 2016, the FASB issued ASU 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including financing and trade accounts receivables. On January 1, 2020, we adopted ASU 2016-13 and recognized in our Consolidated Balance Sheets, as of January 1, 2020, an increase in the allowance for trade accounts and financing receivables of $22.1 million with a corresponding net of tax adjustment to beginning Former Parent’s investment of $16.9 million.
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
The following describes our acquisition activity for the year ended December 31, 2021. We did not make any acquisitions during the years ended December 31, 2020 and 2019.

DRB Systems, LLC

On September 13, 2021, the Company acquired all of the outstanding equity interests of DRB Systems, LLC (“DRB”), a leading provider of point of sale, workflow software and control solutions to the car wash industry, for $955.8 million in cash. This acquisition aligns with the Company’s portfolio diversification strategy and enables opportunities in new end markets. With this acquisition, the Company expects to grow its retail solutions portfolio.

The acquisition of DRB was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The Company incurred $4.3 million in acquisition related costs which are included in Selling, general and administrative expenses in the Consolidated and Combined Statement of Earnings. The majority of goodwill derived from this acquisition is expected to be deductible for tax purposes.

The purchase price allocation has not been finalized as the analysis of the assets and liabilities acquired has not been completed. The procedures to finalize may result in further adjustments to our purchase accounting that could result in additional measurement period adjustments, which could have a material effect on the consolidated financial statements. The accounting for the acquisition will be completed no later than one year from the acquisition date, in accordance with GAAP.

The Company’s estimate of the purchase price allocation is as follows:

($ in millions)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Adjusted Preliminary Purchase Price Allocation	Weighted Average Amortization Period
Accounts receivable	$17.3	$(3.1)	$14.2
Inventories	21.0	—	21.0
Prepaid and other current assets	3.8	—	3.8
Technology	142.1	0.5	142.6	9.0
Customer relationships	227.0	—	227.0	11.0
Trade names	36.0	—	36.0	14.0
Goodwill	587.4	(2.7)	584.7
Other assets	14.9	0.1	15.0
Trade accounts payable	(5.8)	—	(5.8)
Accrued expenses and other current liabilities	(44.6)	0.9	(43.7)
Other long-term liabilities	(43.6)	4.6	(39.0)
Purchase price, net of cash acquired	$955.5	$0.3	$955.8

Intangible assets consisting of technology and trade names were valued using a relief from royalty method while customer relationships were valued using a multi-period excess earnings method. To determine the fair value of the acquired intangible assets included above, management utilized significant unobservable inputs (Level 3 in the fair value hierarchy) and was required to make judgements and estimates about future results such as revenues, margin, net working capital and other valuation assumptions such as useful lives, royalty rates, attrition rates and discount rates. These assumptions are forward looking and could be affected by future economic and market conditions.

The results of DRB are included in the consolidated financial statements of the Company from the date of the acquisition and during this period DRB’s revenues and loss before income taxes was $57.7 million and $3.2 million, respectively. The loss before income taxes includes the amortization of intangible assets and acquisition-related fair value adjustments.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma presents consolidated information of Vontier as if the acquisition of DRB had occurred on January 1, 2020.

	Year Ended
($ in millions)	December 31, 2021	December 31, 2020
Sales	$3,108.7	$2,822.8
Net earnings	417.9	320.4

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Company and DRB to reflect the amortization and interest expense that would have been charged assuming the fair value adjustments to inventory and intangible assets and the financing of the acquisition, respectively, had been applied at the beginning of the 2020 fiscal year, together with the tax effects. The pro forma financial information is presented for informational purposes only and is not indicative of the results of the operations that actually would have been achieved had the acquisition been consummated as of that time.
Other Investments
The Company holds a minority interest in Tritium Holdings Pty, Ltd (“Tritium”). As of December 31, 2021, this investment was recorded in Other assets in the accompanying Consolidated Balance Sheets at a cost basis of $52.1 million. During 2021, we made additional investments in Tritium of $6.8 million and reduced our investment by $3.8 million due to the settlement of our call option.
Tritium specializes in the design and manufacture of DC fast charging solutions for electric vehicles. Established in 2001, it launched its first DC fast charger in 2014, and has since become a leading global supplier, with installations in 41 countries. Tritium offers a range of hardware, software, and services developed and designed to support the global transition to e-mobility.

We have elected to use the measurement alternative for equity investments without readily determinable fair values and evaluate this investment for indicators of impairment quarterly. We did not identify events or changes in circumstances that may have a significant effect on the fair value of the investment during the year ended December 31, 2021.

Divestitures

On October 9, 2019, we sold our interest in Gilbarco Hungary ACIS and our Gilbarco Romania ACIS business (“ACIS”) for $1.7 million, and recognized a loss on the transactions of $0.1 million. These transactions did not meet the criteria for discontinued operations reporting, and therefore the operating results of ACIS prior to the disposition are included in continuing operations for 2019.

NOTE 4. FINANCING AND TRADE RECEIVABLES

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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses and is insignificant as of December 31, 2021 and 2020.

Product sales to franchisees and the related financing income is included in Cash flows from operating activities in the accompanying Consolidated and Combined Statements of Cash Flows.
The components of financing receivables with payments due in less than twelve months that are recorded in Accounts receivable less allowance for credit losses on the Consolidated Balance Sheets were as follows:

($ in millions)	December 31, 2021	December 31, 2020
Gross current financing receivables:
PSAs	$98.4	$98.9
Franchisee Notes	15.5	15.5
Current financing receivables, gross	$113.9	$114.4

Allowance for credit losses:
PSAs	$16.9	$15.8
Franchisee Notes	6.5	6.6
Total allowance for credit losses	23.4	22.4
Total current financing receivables, net	$90.5	$92.0

Net current financing receivables:
PSAs, net	$81.5	$83.1
Franchisee Notes, net	9.0	8.9
Total current financing receivables, net	$90.5	$92.0

The components of financing receivables with payments due beyond one year were as follows:

($ in millions)	December 31, 2021	December 31, 2020
Gross long-term financing receivables:
PSAs	$219.7	$219.3
Franchisee Notes	64.5	58.6
Long-term financing receivables, gross	$284.2	$277.9

Allowance for credit losses:
PSAs	$37.2	$38.5
Franchisee Notes	5.3	5.9
Total allowance for credit losses	42.5	44.4
Total long-term financing receivables, net	$241.7	$233.5

Net long-term financing receivables:
PSAs, net	$182.5	$180.8
Franchisee Notes, net	59.2	52.7
Total long-term financing receivables, net	$241.7	$233.5
Net deferred origination costs were insignificant as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company had a net unamortized discount on our financing receivables of $16.7 million and $18.4 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of December 31, 2021 and 2020 were insignificant.
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

The amortized cost basis of PSAs and Franchisee Notes by origination year as of December 31, 2021 is as follows:

($ in millions)	2021	2020	2019	2018	2017	Prior	Total
PSAs
Credit Score:
Less than 400	$18.0	$8.5	$4.8	$2.1	$0.6	$0.2	$34.2
400-599	23.7	13.5	7.2	3.5	0.9	0.4	49.2
600-799	50.9	25.9	13.8	6.4	1.8	0.7	99.5
800+	73.4	34.4	17.5	7.8	1.7	0.4	135.2
Total PSAs	$166.0	$82.3	$43.3	$19.8	$5.0	$1.7	$318.1

Franchisee Notes
Active distributors	$27.3	$17.0	$12.3	$6.0	$3.4	$3.8	$69.8
Separated distributors	0.3	1.1	1.8	1.8	1.7	3.5	10.2
Total Franchisee Notes	$27.6	$18.1	$14.1	$7.8	$5.1	$7.3	$80.0

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
December 31, 2021	$3.3	$1.7	$6.5	$11.5	$306.6	$318.1	$6.5
December 31, 2020	3.5	1.8	7.2	12.5	305.7	318.2	7.2
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of December 31, 2021 and 2020.
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

The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of December 31:

	2021			2020
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$54.3	$12.5	$66.8	$29.4	$11.9	$41.3
Transition adjustment	—	—	—	17.5	1.0	18.5
Provision for credit losses	24.9	4.2	29.1	29.3	5.9	35.2
Write-offs	(27.5)	(5.6)	(33.1)	(32.5)	(6.5)	(39.0)
Recoveries of amounts previously charged off	2.4	0.7	3.1	2.7	0.2	2.9
Other adjustment	—	—	—	7.9	—	7.9
Allowance for credit losses, end of year	$54.1	$11.8	$65.9	$54.3	$12.5	$66.8
The ending balance as of December 31, 2021 of $65.9 million is included in the Consolidated Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $23.4 million and $42.5 million, respectively. The ending balance as of December 31, 2020 of $66.8 million is included in the Consolidated Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $22.4 million and $44.4 million, respectively.
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of:

($ in millions)	December 31, 2021	December 31, 2020
Cost basis of trade accounts receivable	$406.3	$373.2

Allowance for credit losses balance, beginning of year	18.1	15.0
Adoption of new accounting standard	—	3.6
Provision for credit losses	7.7	7.7
Write-offs	(10.2)	(9.1)
Foreign currency and other	(0.1)	0.9
Allowance for credit losses balance, end of year	15.5	18.1
Net trade accounts receivable balance	$390.8	$355.1
NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows:

($ in millions)	2021	2020
Finished goods	$104.7	$90.3
Work in process	34.4	19.9
Raw materials	147.9	123.5
Total	$287.0	$233.7
As of December 31, 2021 and 2020, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on our results of operations in any period presented.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows:

($ in millions)	2021	2020
Land and improvements	$6.1	$6.1
Buildings and leasehold improvements	68.2	65.5
Machinery and equipment	282.6	265.6
Gross property, plant and equipment	356.9	337.2
Less: accumulated depreciation	(256.3)	(240.4)
Property, plant and equipment, net (a)	$100.6	$96.8

(a) Includes property, plant and equipment, net in the United States of $73.8 million and $74.0 million as of December 31, 2021 and 2020, respectively.
Capitalized software costs, net, presented in “Other assets” at December 31, 2021 and 2020 was $2.2 million and $1.4 million, respectively. These amounts include accumulated amortization of $1.9 million and $1.4 million, respectively. Amortization of these software costs for the years ended December 31, 2021 and 2020 was $0.6 million and $0.4 million, respectively.
No interest was capitalized related to capitalized expenditures in any period.
Depreciation and amortization expense related to property, plant and equipment and owned assets classified as contract costs was $45.3 million, $49.3 million and $52.7 million, respectively, for the years ended December 31, 2021, 2020 and 2019.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are as follows:

($ in millions)
Balance, January 1, 2020	$1,157.8
Impairment charge	(85.3)
Foreign currency translation and other	19.6
Balance, December 31, 2020	1,092.1
Additions to goodwill for current year acquisitions	584.7
Foreign currency translation and other	(9.6)
Balance, December 31, 2021	$1,667.2
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
As a result of the interim impairment testing performed, we concluded that the estimated fair value of our Telematics reporting unit was less than its carrying value as of March 27, 2020, and recorded a non-cash goodwill impairment charge of $85.3 million during the three months ended March 27, 2020. The charge is included in operating results and represents the accumulated impairment charges taken as of December 31, 2020 and 2021. The carrying value of the Telematics reporting unit was $248.4 million as of December 31, 2020. There was no impairment in 2021.
Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for discussion of our annual impairment test.
Intangible Assets
Finite-lived intangible assets are generally amortized on a straight-line basis over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31:

		2021			2020
($ in millions)	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangibles:
Patents and technology	8 years	$215.4	$(59.4)	$156.0	$75.1	$(50.9)	$24.2
Customer relationships, trade names and other intangibles	10 years	521.7	(163.1)	358.6	277.3	(152.5)	124.8
Total finite-lived intangibles		737.1	(222.5)	514.6	352.4	(203.4)	149.0
Indefinite-lived intangibles:
Trademarks and trade names		101.3	—	101.3	101.5	—	101.5
Total intangibles		$838.4	$(222.5)	$615.9	$453.9	$(203.4)	$250.5
Total intangible amortization expense for the years ended December 31, 2021, 2020 and 2019 was $42.4 million, $29.0 million and $31.8 million, respectively.
Based on the intangible assets recorded as of December 31, 2021, amortization expense is estimated to be as follows for the next five years and thereafter:

($ in millions)
2022	$64.7
2023	62.8
2024	61.3
2025	56.6
2026	49.5
2027 and thereafter	219.7
Total	$514.6
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
Below is a summary of financial liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Deferred compensation liabilities	—	$4.8	—	$4.8
December 31, 2020
Deferred compensation liabilities	—	$3.7	—	$3.7
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in Other long-term liabilities in the accompanying Consolidated Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of our common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Prior to the Separation, certain of our management employees participated in Fortive’s nonqualified deferred compensation programs with similar terms except that earnings rates for amounts contributed unilaterally by Fortive were entirely based on changes in the value of Fortive’s common stock.
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
In addition, Fortive retained a liability of approximately $4.9 million of deferred compensation liabilities related to former employees of the Vontier Businesses whose employment terminated prior to the Separation. As a result, the deferred compensation liabilities balances recorded as of December 31, 2021 and 2020 do not include amounts related to such terminated employees. Because this amount had been included in our Combined Balance Sheet prior to the Separation, Fortive’s retention of the liability has been reflected as an adjustment to Former Parent’s investment.
These amounts are considered non-cash financing activities for purposes of the Consolidated and Combined Statements of Cash Flows in 2020.
Refer to Note 12. Employee Benefit Plans for information related to the fair value of the Company-sponsored defined benefit pension plan assets.
Non-recurring Fair Value Measurements
Certain assets and liabilities are carried on the accompanying Consolidated Balance Sheets at cost and are not remeasured to fair value on a recurring basis. These assets include finite-lived intangible assets, which are tested when a triggering event occurs, and goodwill and identifiable indefinite-lived intangible assets, which are tested for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that the asset may not be recoverable.

As of December 31, 2021, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were approximately $1.7 billion of goodwill and $615.9 million of identifiable intangible assets, net.
Refer to Note 11. Financing for information related to the fair value of debt.
NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows:

	2021		2020
($ in millions)	Current	Long-term	Current	Long-term
Compensation, pension and post retirement benefits	$112.5	$16.3	$95.9	$17.8
Claims, including self-insurance and litigation	25.9	63.4	21.0	56.8
Taxes, income and other	23.0	53.6	62.2	39.0
Deferred revenue	133.7	56.3	87.6	58.3
Sales and product allowances	47.6	—	38.5	—
Warranty	33.4	16.0	37.0	17.6
Other	115.9	17.7	105.9	27.7
Total	$492.0	$223.3	$448.1	$217.2

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
The following is a rollforward of our accrued warranty liability:

($ in millions)	2021	2020
Accrual for warranties, beginning of year	$54.6	$57.4
Accruals for warranties issued during the year	34.7	42.8
Settlements made	(40.2)	(45.7)
Additions due to acquisition	0.5	—
Effect of foreign currency translation	(0.2)	0.1
Accrual for warranties, end of year	$49.4	$54.6

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
Operating lease cost was $21.5 million, $22.5 million, and $22.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Short-term and variable lease cost, sublease income and finance leases were immaterial for the year ended December 31, 2021. During the year ended December 31, 2021, cash paid for operating leases was $20.5 million and is included in operating cash flows. Right-of-use assets obtained in exchange for operating lease obligations were $19.8 million for the year ended December 31, 2021.
The following table presents the maturity of our operating lease liabilities as of December 31, 2021:

($ in millions)
2022	$11.9
2023	11.3
2024	8.3
2025	6.7
2026	5.0
Thereafter	9.0
Total lease payments	52.2
Less: imputed interest	(3.8)
Total lease liabilities	$48.4

As of December 31, 2021, the weighted average lease term of our operating leases was 5.2 years, and the weighted average discount rate of our operating leases was 2.6%. We primarily use our incremental borrowing rate as the discount rate for our operating leases, as we are generally unable to determine the interest rate implicit in the lease.

NOTE 11. FINANCING
The Company had the following debt outstanding as of December 31:

($ in millions)	2021	2020
Short-term borrowings:
India Credit Facility	$1.5	$10.9
Other short-term borrowings and bank overdrafts	2.2	—
Total short-term borrowings	$3.7	$10.9

Long-term debt:
Two-Year Term Loans	$—	$1,000.0
Two-Year Term Loans due 2023	600.0	—
Three-Year Term Loans due 2024	400.0	800.0
1.800% senior unsecured notes due 2026	500.0	—
2.400% senior unsecured notes due 2028	500.0	—
2.950% senior unsecured notes due 2031	600.0	—
Total long-term debt	2,600.0	1,800.0
Less: discounts and debt issuance costs	(16.2)	(4.7)
Total long-term debt, net	$2,583.8	$1,795.3
Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the short-term borrowings section above are immaterial. Given the nature of the short-term borrowings, the carrying value approximates fair value at both December 31, 2021 and 2020.
We made interest payments of $37.1 million and $5.9 million during 2021 and 2020, respectively, related to the Company’s long-term debt.
As of December 31, 2021, the contractual maturities of the Company’s long-term debt were as follows:

($ in millions)	Term Loans
2022	$—
2023	600.0
2024	400.0
2025	—
2026	500.0
Thereafter	1,100.0
Total principal payments	$2,600.0

Credit Facilities

Credit Agreement and A&R Credit Agreement

On September 29, 2020, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, consisting of a three-year, $800.0 million senior unsecured delayed draw term loan facility (the “Three-Year Term Loans”), a two-year, $1.0 billion senior unsecured delayed draw term loan facility (the “Two-Year Term Loans” and together with the Three-Year Term Loans, the “Term Loans”) and a three-year, $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). We incurred $7.7 million in debt issuance costs which were paid by Fortive and are a non-cash activity with respect to the Consolidated and Combined Statements of Cash Flows. Due to the repayment of the Term Loans in connection with the issuance of the Notes, as discussed below, $3.2 million of these debt issuance costs were expensed and reported in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income within non-operating expenses as a Write-off of deferred financing costs. Additionally, as part of the A&R Credit Agreement, as defined below, the Company wrote off $0.2 million of the unamortized debt issuance costs.

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
The A&R Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Certain affirmative covenants, including certain reporting requirements and requirements to establish cash dominion accounts with the administrative agent, are triggered by failing to maintain availability under the credit facility at or above specified thresholds or by the existence of an event of default under the facility.

The A&R Credit Agreement contains covenants which require a maximum consolidated leverage ratio of 3.75 to 1.0 and a minimum consolidated interest coverage ratio of 3.50 to 1.0.
The A&R Credit Agreement contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenants during periods in which the financial covenants are tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the A&R Credit Agreement, the lenders will be able to declare any outstanding principal balance of our Credit Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the A&R Credit Agreement. As of December 31, 2021, the Company was in compliance with its debt covenants under the A&R Credit Agreement.

Three-Year Term Loans Due 2024

The Three-Year Term Loans Due 2024 bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 112.5 basis points as of December 31, 2021. The interest rate on the Three-Year Term Loans Due 2024 outstanding as of December 31, 2021, was 1.23% per annum and $400.0 million was outstanding and recorded as Long-term debt as of December 31, 2021. The Three-Year Term Loans Due 2024 mature on October 28, 2024 and we are not obligated to make repayments prior to the maturity date. We are not permitted to re-borrow once the Three-Year Term Loans due 2024 are repaid and there is no further ability to draw on the facility. On March 10, 2021, in connection with the issuance of the Notes, as discussed below, we repaid $400.0 million. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.

Two-Year Term Loans

On March 10, 2021, in connection with the issuance of the Notes, as discussed below, we repaid, in full, the Two-Year Term Loans.

Revolving Credit Facility

The Revolving Credit Facility requires the Company to pay lenders a commitment fee for unused commitments of 0.125% to 0.325% based on the ratings grid. As of December 31, 2021, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a ratings-based margin which was 117.5 basis points as of December 31, 2021.

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

The Two-Year Term Loans Due 2023 bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 75.0 basis points as of December 31, 2021. The interest rate on the Two-Year Term Loans outstanding as of December 31, 2021, was 0.85% per annum. The Two-Year Term Loans Due 2023 mature on September 13, 2023 and we are not obligated to make repayments prior to the maturity date. We are not permitted to re-borrow once the Two-Year Term Loans Due 2023 are repaid and there is no further ability to draw on the facility. No repayments were made on the Two-Year Term Loans Due 2023 during the year-ended December 31, 2021.

As of December 31, 2021, there was no material difference between the carrying value and the estimated fair value of the debt outstanding.

The Two-Year Term Loans Due 2023 require, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of December 31, 2021.

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

In connection with the issuance of the Notes, we entered into a registration rights agreement, pursuant to which we are obligated to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission, and cause to be declared effective within 365 days, a registration statement with respect to an offer to exchange (the “Registered Exchange Offer”) each series of Notes for registered notes with terms that are substantially identical to the Notes of each series. We completed the Registered Exchange Offer on January 18, 2022. Substantially all of the Notes were tendered and exchanged for the corresponding Registered Notes in the Registered Exchange Offer.
The Registered Notes are fully and unconditionally guaranteed (the “Guarantees”), on a joint and several basis, by Gilbarco Inc. and Matco Tools Corporation, two of our wholly-owned subsidiaries (the “Guarantors”). Interest on the Registered Notes is payable semi-annually in arrears on April 1 and October 1 of each year, and commenced on October 1, 2021. The Registered Notes and the Guarantees are the Company’s and the Guarantors’ general senior unsecured obligations.
We may redeem some or all of each series of the Registered Notes at any time prior to the dates specified in the Registered Notes indenture (the “Call Dates”) at a redemption price equal to the greater of (i) 100% of the principal amount of the Registered Notes of such series to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such series of the Registered Notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 20 basis points in the case of the 2026 Notes and 2028 Notes and plus 25 basis points in the case of the 2031 Notes, plus the accrued and unpaid interest. Call dates for the 2026 Notes, 2028 Notes and 2031 Notes are March 1, 2026, February 1, 2028 and January 1, 2031, respectively.
If a change of control triggering event occurs, we will, in certain circumstances, be required to make an offer to repurchase the Registered Notes at a purchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. A change of control triggering event is defined as the occurrence of both a change of control and a rating event, each as defined in the Registered Notes indenture. Except in connection with a change of control triggering event, the Registered Notes do not have any credit rating downgrade triggers that would accelerate the maturity of the Registered Notes.
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to our operations and as of December 31, 2021 we were in compliance with all of the covenants under the Registered Notes.
The estimated fair value of the Registered Notes was $1.6 billion as of December 31, 2021. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
India Credit Facility
The Company has a credit facility with Citibank, N.A. with borrowing capacity of up to 850.0 million Indian Rupees (or $11.4 million as of December 31, 2021) to facilitate working capital needs for certain businesses in India. As of December 31, 2021, the Company had $9.9 million borrowing capacity remaining. The effective interest rate associated with outstanding borrowings was 5.17% as of December 31, 2021.
Other

As of December 31, 2021, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Balance Sheet. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries which are included in Short-term borrowings on the Consolidated Balance Sheets.

Interest payments associated with the above short-term borrowings were not significant for the years ended December 31, 2021, 2020 and 2019.

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
The pension benefit obligations of our plans were $18.7 million and $21.3 million as of December 31, 2021 and 2020, respectively. The fair value of the plan assets of our plans was $9.1 million and $8.6 million as of December 31, 2021 and 2020, respectively, and include the use of Level 1 and Level 2 inputs in determining the fair value. As of December 31, 2021, and 2020, the underfunded status of the plans was $9.6 million and $12.7 million, respectively, and was included in the Consolidated Balance Sheets in accordance with the funded status of the plan. For plans where the plan assets were greater than the obligations, the net balance is included in Other assets. For plans where the obligations are greater than the plan assets, the net balance is recorded in Accrued expenses and other current liabilities and Other long-term liabilities. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of December 31, 2021 and 2020. The net periodic benefit costs were $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Defined Contribution Plans
We administer and maintain 401(k) Programs. Contributions are determined based on a percentage of compensation. For the years ended December 31, 2021, 2020 and 2019, we recognized compensation expense for our participating U.S. employees in the 401(k) Programs totaling $40.0 million, $39.5 million and $14.9 million, respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign currency translation adjustments	Other adjustments (b)		Total
Balance, January 1, 2019	$131.3	$(5.0)		$126.3
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	22.4	(0.4)		22.0
Other comprehensive income (loss) before reclassifications	22.4	(0.4)		22.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.4	(a)	0.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.4		0.4
Net current period other comprehensive income (loss):	22.4	—		22.4
Balance, December 31, 2019	$153.7	$(5.0)		$148.7
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	44.6	—		44.6
Other comprehensive income (loss) before reclassifications	44.6	—		44.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	0.5	(a)	0.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5		0.5
Net current period other comprehensive income (loss)	44.6	0.5		45.1
Balance, December 31, 2020	$198.3	$(4.5)		$193.8
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(13.4)	—		(13.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	(13.4)	—		(13.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	1.9	(a)	1.9
Income tax impact	—	(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	1.3		1.3
Net current period other comprehensive income (loss)	(13.4)	1.3		(12.1)
Balance, December 31, 2021	$184.9	$(3.2)		$181.7

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans

NOTE 14. SALES
Refer to a discussion of our significant accounting policies regarding sales in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Contract Assets
In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations and not only subject to the passage of time. Contract assets were $10.4 million and $9.0 million as of December 31, 2021 and 2020, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Contract Costs
We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. As of December 31, 2021 and 2020, we had $78.4 million and $81.2 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis.
Impairment losses recognized on our revenue-related capitalized contract costs were insignificant during both the years ended December 31, 2021 and 2020.
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
The Company’s contract liabilities consisted of the following as of December 31:

($ in millions)	2021	2020
Deferred revenue - current	$133.7	$87.6
Deferred revenue - noncurrent	56.3	58.3
Total contract liabilities	$190.0	$145.9
In the year ended December 31, 2021, the Company recognized $62.7 million of revenue related to the Company’s contract liabilities at January 1, 2021. The change in contract liabilities from December 31, 2020 to December 31, 2021 was primarily due to the acquisition of DRB and inclusion of acquired contract liabilities as well as the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts, with expected customer delivery dates beyond one year from December 31, 2021 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Performance obligations as of December 31, 2021 are $383.5 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 70 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by sales of products and services, geographic location, solution and major product group, as it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Disaggregation of revenue is as follows for the years ended December 31:

($ in millions)	2021	2020	2019
Sales:
Sales of products	$2,712.7	$2,459.9	$2,484.0
Sales of services	278.0	244.7	288.1
Total	$2,990.7	$2,704.6	$2,772.1

Geographic:
North America (a)	$2,131.1	$1,898.3	$1,875.5
Western Europe	266.1	255.7	275.5
High-growth markets	454.1	432.9	499.4
Rest of world	139.4	117.7	121.7
Total	$2,990.7	$2,704.6	$2,772.1

Solution:
Retail fueling hardware	$879.9	$822.9	$851.2
Auto repair	634.4	526.9	555.4
Service and other recurring revenue	484.8	445.3	466.7
Environmental	272.6	235.7	281.6
Retail solutions	416.8	375.9	294.9
Software-as-a-service	185.2	181.6	195.5
Alternative energy (b)	64.8	68.1	62.4
Smart cities	37.6	32.4	38.0
Other (b)	14.6	15.8	26.4
Total	$2,990.7	$2,704.6	$2,772.1

Major Product Group:
Mobility technologies	$2,258.6	$2,087.5	$2,134.2
Diagnostics and repair technologies	732.1	617.1	637.9
Total	$2,990.7	$2,704.6	$2,772.1

(a) Includes sales in the United States of $2,056.9 million, $1,843.2 million, and $1,811.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(b) Certain prior year amounts were reclassified from “Other” to “Alternative energy” to conform with current year presentation.

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
Earnings and Income Taxes
Earnings (losses) before income taxes for the years ended December 31 were as follows:

($ in millions)	2021	2020	2019
United States	$506.8	$496.8	$510.9
Non-U.S.	27.2	(36.5)	54.9
Total	$534.0	$460.3	$565.8
The provision (benefit) for income taxes for the years ended December 31 were as follows:

($ in millions)	2021	2020	2019
Current:
Federal U.S.	$122.2	$122.9	$80.2
Non-U.S.	15.5	19.8	19.5
State and local	29.0	18.4	16.8
Deferred:
Federal U.S.	(32.8)	(33.3)	13.2
Non-U.S.	(10.2)	(8.4)	(1.1)
State and local	(2.7)	(1.1)	0.7
Income tax provision	$121.0	$118.3	$129.3

Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows:

($ in millions)	2021	2020
Deferred Tax Assets:
Allowance for credit losses	$26.2	$22.9
Operating lease liabilities	12.0	10.2
Inventories	8.6	6.3
Pension benefits	1.6	0.6
Other accruals and prepayments	31.5	23.2
Deferred revenue	15.3	9.5
Warranty services	10.8	12.6
Stock-based compensation expense	7.4	6.7
Tax credit and loss carryforwards	39.0	29.0
Other	2.5	4.0
Valuation allowances	(23.0)	(22.4)
Total deferred tax assets	131.9	102.6
Deferred Tax Liabilities:
Property, plant and equipment	(8.5)	(8.6)
Operating lease right-of-use assets	(11.1)	(9.4)
Insurance, including self-insurance	(16.0)	(18.3)
Goodwill and other intangibles	(107.3)	(66.2)
Other	(5.8)	(4.4)
Total deferred tax liabilities	(148.7)	(106.9)
Net deferred tax liability	$(16.8)	$(4.3)
Applying the valuation allowance methodology discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period. The Company’s valuation allowance increased by $0.6 million during the current year.
As of December 31, 2021, the Company has federal, various state, and foreign net operating losses in the amounts of $22.2 million, $41.7 million, and $146.9 million, respectively. These net operating loss carryforwards have various expiration periods beginning in 2022, including some with no expiration. The net operating losses acquired in the acquisition of DRB are subject to IRC section 382. The company has determined that these net operating losses will not be limited by IRC Section 382; therefore, no valuation allowance has been recorded against them. As of December 31, 2021, the Company had state tax credit carryforwards of $0.6 million, which will begin to expire in 2027.

Effective Income Tax Rate
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	3.9%	3.1%	2.8%
Non-U.S. income taxed at different rate than U.S. statutory rate	0.7%	4.0%	0.8%
Foreign derived intangible income taxation	(1.5)%	(1.6)%	(1.5)%
Goodwill impairment	—%	1.1%	—%
Compensation related	—%	—%	(0.8)%
Non-taxable income	(1.0)%	(3.3)%	—%
Uncertain tax positions	0.2%	1.5%	0.5%
Other	(0.6)%	(0.1)%	—%
Effective income tax rate	22.7%	25.7%	22.8%
Our effective tax rate for 2021, 2020, and 2019 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of state taxes, foreign derived intangible income, and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, in 2021 and 2020, there was a favorable impact related to non-taxable income.
We made income tax payments of $218.3 million during the year ended December 31, 2021 and $4.6 million from the date of the Separation to December 31, 2020. Prior to the Separation, we did not make any income tax payments related to “joint” tax returns as these liabilities were the responsibility of Fortive. Vontier did make income tax payments related to “separate” tax returns for which it was responsible.
Unrecognized Tax Benefits
As of December 31, 2021, gross unrecognized tax benefits were $14.1 million ($15.5 million total, including $1.8 million associated with interest and penalties, and net of the impact of $0.4 million of indirect tax benefits). As of December 31, 2020, gross unrecognized tax benefits were $17.4 million ($18.9 million total, including $2.8 million associated with interest and penalties, and net of the impact of $1.3 million of indirect tax benefits). We recognized approximately $0.3 million, $0.3 million, and $0.2 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2021, 2020, and 2019, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows as of December 31:

($ in millions)	2021	2020	2019
Unrecognized tax benefits, beginning of year	$17.4	$14.5	$11.5
Additions based on tax positions related to the current year	2.7	8.5	0.4
Additions for tax positions of prior years	0.2	0.5	2.6
Reductions for tax positions of prior years	(2.9)	(0.6)	—
Lapse of statute of limitations	—	(0.3)	—
Settlements	(2.9)	(2.1)	—
Effect of foreign currency translation	(0.4)	0.3	—
Separation-related adjustments	—	(3.4)	—
Unrecognized tax benefits, end of year	$14.1	$17.4	$14.5
We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdictions. In accordance with the Tax Matters Agreement with Fortive, the Company is liable for taxes arising from examinations of the following; (i) the Company’s initial U.S. federal taxable year which includes the post-separation period; (ii) separate company state tax returns for all periods; (iii) joint state tax returns for the post-separation period; (iv) international separate company returns for all periods; and (v) joint international tax returns that include only Vontier legal entities for all periods. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. The Company does not believe that the total amount of unrecognized tax benefits will change by a material amount within the next 12 months due to the settlement of audits and expirations of statutes of limitations.
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return for the post-separation period was filed in October 2021. We expect to file our first full year U.S. federal income tax return for 2021 with the Internal Revenue Service (“IRS”) during 2022. The Company remains subject to tax audit for its separate company tax returns in various U.S. states for the tax years 2011 to 2021. Our operations in certain foreign jurisdictions remain subject to routine examination for the tax years 2009 to 2021.
Repatriation and Unremitted Earnings

As of December 31, 2021, the Company’s undistributed earnings of its foreign subsidiaries are intended to be permanently reinvested in non-U.S. operations. The operating plans, budgets and forecasts, and long-term and short-term financial requirements of the parent company and the subsidiaries indicate that there is no current or known future need to distribute cash from our foreign subsidiaries for any purpose. Therefore, no deferred taxes have been recorded. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.

NOTE 16. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows:

($ in millions)	2021	2020	2019
Employee severance related	$11.5	$4.9	$6.1
Facility exit and other related	1.6	—	0.1
Total restructuring and other related charges	$13.1	$4.9	$6.2
Substantially all restructuring activities initiated in 2021 were completed by December 31, 2021. We expect substantially all cash payments associated with remaining termination benefits recorded in 2021 will be paid during 2022. Substantially all planned restructuring activities related to the 2020 and 2019 plans have been completed.
The nature of our restructuring and related activities initiated in the years ended December 31, 2021, 2020 and 2019 focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to provide superior products and services to our customers in a cost efficient manner, and taking into consideration broad economic uncertainties.
The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our restructuring actions:

($ in millions)	Balance as of January 1, 2020	Costs Incurred	Paid/ Settled	Balance as of December 31, 2020	Costs Incurred	Paid/ Settled	Balance as of December 31, 2021
Employee severance and related	$4.5	$4.9	$(6.1)	$3.3	$11.5	$(10.0)	$4.8
Facility exit and other related	0.2	—	(0.2)	—	1.6	(0.5)	1.1
Total	$4.7	$4.9	$(6.3)	$3.3	$13.1	$(10.5)	$5.9

The restructuring and other related charges incurred during the years ended December 31, 2021, 2020 and 2019 were cash charges. These charges are reflected in the following captions in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income for the years ended December 31:

($ in millions)	2021	2020	2019
Cost of sales	$2.5	$0.2	$2.0
Selling, general and administrative expenses	10.6	4.7	4.2
Total	$13.1	$4.9	$6.2

NOTE 17. LITIGATION AND CONTINGENCIES
Litigation and Other Contingencies
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

We recorded gross liabilities associated with known and future expected asbestos claims of $79.0 million and $68.0 million as of December 31, 2021 and 2020, respectively. Known and future expected asbestos claims of $21.5 million and $17.5 million are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Known and future expected asbestos claims of $57.5 million and $50.5 million are included in Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

We recorded the related projected insurance recoveries of $45.0 million and $36.0 million as of December 31, 2021 and 2020, respectively. Insurance recoveries in the accompanying Consolidated Balance Sheet as of December 31, 2021 include

$14.8 million in Prepaid expenses and other current assets and $30.2 million in Other assets. Insurance recoveries in the accompanying Consolidated Balance Sheet as of December 31, 2020 include $10.8 million in Prepaid expenses and other current assets and $25.2 million in Other assets.

Guarantees

As of December 31, 2021 and 2020, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $92.6 million and $84.5 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. We believe that if the obligations under these instruments were triggered, they would not have a material effect on our financial statements.
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
In connection with the Separation and the related employee matters agreement, the Company adopted the 2020 Stock Incentive Plan (the “Stock Plan”) that became effective upon the Separation. Outstanding equity awards of Fortive held by our employees at the separation date (the “Converted Awards”) were converted into or replaced with Vontier equity awards (the “Conversion Awards”) under the Stock Plan based on the “concentration method,” and were adjusted to maintain the economic value immediately before and after the distribution date using the relative fair market value of Fortive common stock based on the Fortive “regular-way” close price as of October 8, 2020 and the Vontier “when-issued” trading price as of October 8, 2020. Other than replacement equity awards of Vontier issued in replacement of Fortive’s restricted stock units and stock options, the terms of the converted or replacement equity awards of Vontier (e.g. vesting date and expiration date) continued unchanged. Incremental stock-based compensation expense recorded as a result of this equity award conversion was $2.0 million and is recognized over the remaining service period.
The Stock Plan provides for the grant of stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”), performance based restricted stock awards (“RSAs”) and performance stock awards (“PSAs”) (collectively, “Stock Awards”), stock options or any other stock-based award. A total of 17.0 million shares of our common stock have been authorized for issuance under the Stock Plan and as of December 31, 2021, approximately 10 million shares of our common stock remain available for issuance under the Stock Plan.
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
RSUs issued under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees under the Stock Plan generally provide for time-based vesting over three years or five years for units issued under the Fortive Plans, although certain employees may be awarded RSUs with different time-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of our shareholders following the grant date. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding.
PSUs granted under the Stock Plan as Conversion Awards generally vest based on our total shareholder return ranking relative to the S&P 500 Index.
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
Share-based compensation expense related to stock options, restricted stock units and performance stock units was $25.5 million, $22.5 million and $13.1 million during the years ended December 31, 2021, 2020 and 2019, respectively, which was reduced by the related tax benefit of $4.0 million, $4.1 million and $2.1 million, respectively.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2021. This compensation cost is expected to be recognized over a weighted average period of approximately two years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures:

($ in millions)
Stock Awards	$34.6
Stock options	7.5
Total unrecognized compensation cost	$42.1

Stock Options
The following summarizes option activity under the Stock Plan and the Fortive Plans for the years ended December 31, 2021, 2020 and 2019 (in thousands, except price per share and numbers of years):

	Options(c)	Weighted Average Exercise Price(c)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	1,861	$44.78
Granted	376	77.47
Exercised	(335)	28.18
Canceled/forfeited	(148)	42.67
Outstanding as of December 31, 2019	1,754	53.74
Granted	815
Exercised	(360)
Canceled/forfeited	(80)
Aggregate impact of conversion related to the Separation (a)	2,406
Outstanding as of December 31, 2020	4,535	27.17
Granted	44	31.48
Exercised	(385)	19.53
Canceled/forfeited	(249)	30.34
Outstanding as of December 31, 2021	3,945	27.77	6.5	$14,547
Vested and expected to vest as of December 31, 2021 (b)	3,560	27.42	6.3	14,363
Exercisable as of December 31, 2021	2,049	$24.67	5.4	$13,491

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
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Vontier common stock on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The amount of aggregate intrinsic value will change based on the price of Vontier’s common stock.
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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes model for service condition awards with the following weighted average assumptions for the years ended December 31:

	2021	2020	2019
Risk-free interest rate	0.97%	0.42%	1.43% - 2.60%
Volatility	28.8%	27.2%	19.9%
Dividend yield	—%	—%	0.37%
Expected years until exercise	6.5	6.5	5.5 - 8.0
Weighted average fair value at date of grant	$9.75	$9.95	$19.17
The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $1.8 million, $2.8 million and $1.9 million, respectively.
Options outstanding as of December 31, 2021 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Vested
Exercise Price	Number of Options	Average Exercise Price	Average Remaining Life (in years)	Number of Options	Average Exercise Price
$9.92 - $17.43	0.6	$16.02	3	0.6	$16.02
$17.44 - $23.46	0.6	21.41	5	0.5	20.99
$23.47 - $29.34	0.2	28.91	8	0.1	28.71
$29.35 - $31.46	2.0	31.36	8	0.6	31.3
$31.47 - $33.66	0.5	$33.37	7	0.2	$33.44
Total shares	3.9			2.0

The following summarizes aggregate intrinsic value and cash receipts related to stock option exercise activity under the Stock Plan and the Fortive Plans for the years ended December 31:

($ in millions)	2021	2020	2019
Aggregate intrinsic value of stock options exercised	$5.4	$9.6	$14.2
Cash receipts from stock options exercised (a)	7.4	9.4	11.0

(a) Cash receipts prior to the Separation were recorded as an increase to Former Parent's investment. This amount was $7.6 million and $11.0 million in 2020 and 2019, respectively.

Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan and the Fortive Plans for the years ended December 31, 2021, 2020 and 2019 (in thousands; except price per share):

	Number of Stock Awards (b)	Weighted Average Grant-Date Fair Value (b)
Unvested as of January 1, 2019	341	$57.63
Granted	132	77.15
Vested	(106)	74.77
Forfeited	(48)	56.69
Unvested as of December 31, 2019	319	62.00
Granted	593
Vested	(96)
Forfeited	(26)
Aggregate impact of conversion related to the Separation (a)	592
Unvested as of December 31, 2020	1,382
Granted	942	33.43
Vested	(403)	29.82
Forfeited	(158)	31.64
Unvested as of December 31, 2021	1,763	$32.44

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

On October 9, 2020, Fortive distributed 80.1% of Vontier’s outstanding common stock to its stockholders. In January 2021, Fortive sold a total of 33.5 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering, Fortive no longer owned any of the Company’s outstanding common stock. Refer to Note 1. Business Overview for additional information.

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

The total number of shares outstanding, including the impact of the Split Amendment, on October 9, 2020 was 168,378,946 which is being utilized for the calculation of both basic and diluted earnings per share for the year ended December 31, 2019 as no Vontier common stock equivalents were outstanding prior to October 9, 2020.

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Year Ended December 31
($ and shares in millions, except per share amounts)	2021	2020	2019
Numerator:
Net earnings	$413.0	$342.0	$436.5

Denominator:
Basic weighted average common shares outstanding	169.0	168.4	168.4
Effect of dilutive stock options and RSUs	1.1	1.0	—
Diluted weighted average common shares outstanding	170.1	169.4	168.4

Earnings per share:
Basic	$2.44	$2.03	$2.59
Diluted	$2.43	$2.02	$2.59

Anti-dilutive shares	2.5	2.7	—

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

As of December 31, 2021, the Company had remaining authorization to repurchase $500 million of its common stock under the share repurchase program.

Refer to Note 21. Subsequent Events for further discussion regarding share repurchase activity.

NOTE 20. RELATED-PARTY TRANSACTIONS
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

TSA Payments
In accordance with the TSA, receipts from Fortive were insignificant during the year ended December 31, 2021. Payments during the year ended December 31, 2021 were $48.5 million, the majority of which related to our share of the transaction taxes related to Separation which were accrued but not repaid as of December 31, 2020. During the year ended December 31, 2020, we made net payments to Fortive of $13.9 million.
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
Related party expenses allocated to the Company from Fortive and its subsidiaries for years ended December 31 were as follows:

($ in millions)	2020	2019
Allocated corporate expenses	$28.0	$27.5
Directly attributable expenses:
Insurance programs expenses	2.2	2.4
Medical insurance programs expenses	31.4	42.4
Deferred compensation program expenses	0.9	0.9
Total related-party expenses	$62.5	$73.2

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

Loans from Fortive to the Company have been recorded as Long-term debt in the accompanying Consolidated Balance Sheets. Related-party loans to Fortive entities were $24.6 million as of December 31, 2019. These transactions were settled during the year ended December 31, 2020.

Interest (expense) income, net on related-party transactions was insignificant for the years ended December 31, 2021 and 2020 and was $5.5 million for the year ended December 31, 2019.

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
Certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Our revenue from sales to Fortive and its subsidiaries was insignificant during the years ended December 31, 2020, and 2019.
Purchases from Fortive and Fortive’s subsidiaries were approximately $16 million for each of the years ended December 31, 2020 and 2019.

NOTE 21. SUBSEQUENT EVENTS

Acquisitions and Investments

On January 13, 2022, the Company’s cost-method investee, Tritium, announced that it completed a previously announced business combination with Decarbonization Plus Acquisition Corporation II to make Tritium a publicly listed company on NASDAQ under the symbol “DCFC”. Prior to this event, the Company accounted for its investment in Tritium at historical cost under the measurement alternative for equity investments without readily determinable fair values. Prospectively, the Company will remeasure its investment to fair value on a recurring basis. The Company owns approximately 22 million shares of Tritium.

On February 8, 2022, the Company announced the acquisition of the remaining 81% of the outstanding shares of Driivz. Driivz, which is based in Israel, is a cloud-based subscription software platform supporting electric vehicle charging infrastructure (“EVCI”) providers with operations management, energy optimization, billing and roaming capabilities, as well as driver self-service apps.

Additionally, on February 24, 2022, the Company acquired the outstanding shares of Sparkion, an early-stage, battery energy storage solution software company which is based in Israel.

The Company paid total cash consideration of approximately $190 million, net of cash received, for the acquisitions of Driivz and Sparkion.

The acquisitions of Driivz and Sparkion accelerate the Company’s portfolio diversification and e-mobility strategies and position the Company to capitalize on the global EVCI market opportunities.

The Company will account for the acquisitions as business combinations in accordance with ASC 805: Business Combinations using the acquisition method of accounting and recognize assets acquired and liabilities assumed at their respective fair values as of the date of acquisitions. Due to the timing of the acquisitions, acquisition accounting has not been completed and the Company is in the process of estimating the initial purchase price allocations. The Company expects that a gain will be recognized for the remeasurement of the previously owned equity interests of Driivz which were historically recorded at cost under the measurement alternative for equity investments without readily determinable fair values.

Share Repurchases

On February 22, 2022, we entered into a $250.0 million accelerated share repurchase program with a third-party financial institution. We made an upfront payment of the full amount to the financial institution using cash on hand and funds drawn on our revolver and received an initial delivery of 8.2 million shares which are held as treasury shares. Upon completion, the total shares repurchased will be based on the volume-weighted average share price during the term of the agreement less an applicable discount. The financial institution may be required to deliver additional shares or, under certain circumstances, we may be required to deliver shares or elect to make a cash payment to the financial institution. Final settlement is expected to be completed in the second quarter of 2022.

Additionally, we repurchased shares in the open market during February 2022 which will be held as treasury shares.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2021 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Vontier Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisition of DRB Systems, LLC (“DRB”) on September 13, 2021. The Company has not yet fully incorporated the internal controls and procedures of DRB into the Company’s internal control over financial reporting, and as such, management excluded DRB from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. DRB constituted approximately 2% of the Company’s total assets, excluding the preliminary value of goodwill and other intangible assets, as of December 31, 2021 and less than 2% of the Company’s total revenues for the year ended December 31, 2021.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Vontier, Corporate Governance in the Proxy Statement for our 2022 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, Tables, Pay Ratio and Director Compensation in the Proxy Statement for our 2022 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Vontier Common Stock by Directors, Officers and Principal Shareholders in the Proxy Statement for our 2022 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2022 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2022 annual meeting.

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
ITEM 16. FORM 10-K SUMMARY
Not applicable.
VONTIER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Financial Statement Schedule:
Valuation and Qualifying Accounts	101

		Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	2.1	October 13, 2020
3.1	Certificate of Amendment to the Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	September 30, 2020
3.2	Amended and Restated Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	October 13, 2020
3.3	Amended and Restated Bylaws of Vontier Corporation	8-K	001-39483	3.2	October 13, 2020
4.1	Description of Common Stock	10-K	001-39483	4.1	February 25, 2021
4.2	Amended and Restated Indenture, dated as of November 19, 2021, among the Company, the guarantors party thereto and Wilmington Trust, National association, as Trustee	8-K	001-39483	4.1	November 19, 2021
10.1	Amended and Restated Credit Agreement, dated as of April 28, 2021, by and among Vontier Corporation. Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and other Lenders party thereto	8-K	001-39483	10.1	April 28, 2021
10.2	Employee Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.1	October 13, 2020
10.3	Tax Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.2	October 13, 2020
10.4	Transition Services Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.3	October 13, 2020
10.5	Intellectual Property Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.4	October 13, 2020
10.6	FBS License Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.5	October 13, 2020

10.7	Stockholder’s and Registration Rights Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.6	October 13, 2020
10.8	Vontier Corporation 2020 Stock Incentive Plan*	8-K	001-39483	10.7	October 13, 2020
10.9	Vontier Corporation Non-Employee Directors’ Deferred Compensation Plan*	—	—		Filed herewith
10.10	Form of Restricted Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.9	October 13, 2020
10.11	Form of Restricted Stock Unit Agreement (Non-Employee Directors Deferred Compensation) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.10	October 13, 2020
10.12	Form of Performance Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.11	October 13, 2020
10.13	Form of Stock Option Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.12	October 13, 2020
10.14	Form of Stock Option Agreement (Non-Employee Directors) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.13	October 13, 2020
10.15	Vontier Corporation 2020 Executive Incentive Compensation Plan*	8-K	001-39483	10.14	October 13, 2020
10.16	Vontier Corporation Severance and Change-in-Control Plan for Officers*	8-K	001-39483	10.15	October 13, 2020
10.17	Vontier Corporation Executive Deferred Incentive Plan*	8-K	001-39483	10.16	October 13, 2020
10.18	Term Loan Agreement, dated as of August 5, 2021, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto	8-K	001-39483	10.1	August 5, 2021
21.1	Subsidiaries of the Registrant	—	—		Filed herewith
22.1	List of Guarantor Subsidiaries	—	—		Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of the Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	Filed herewith
*Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION

Date: February 24, 2022	By:	/s/ MARK D. MORELLI
Mark D. Morelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ KAREN C. FRANCIS	February 24, 2022
Karen C. Francis
Chair, Director

/s/ GLORIA R. BOYLAND	February 24, 2022
Gloria R. Boyland
Director

/s/ ROBERT L. EATROFF	February 24, 2022
Robert L. Eatroff
Director

/s/ MARTIN GAFINOWITZ	February 24, 2022
Martin Gafinowitz
Director

/s/ CHRISTOPHER J. KLEIN	February 24, 2022
Christopher J. Klein
Director

/s/ ANDREW D. MILLER	February 24, 2022
Andrew D. Miller
Director

/s/ MARK D. MORELLI	February 24, 2022
Mark D. Morelli
President, Chief Executive Officer and Director

/s/ DAVID H. NAEMURA	February 24, 2022
David H. Naemura
Senior Vice President, Chief Financial Officer

/s/ LYNN ROSS	February 24, 2022
Lynn Ross
Chief Accounting Officer

/s/ MARYROSE SYLVESTER	February 24, 2022
Maryrose Sylvester
Director

VONTIER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2021
Allowances deducted from asset accounts:
Allowance for credit losses	$84.9	$36.8	$(0.1)	$—	$(40.2)	$81.4
Valuation allowance for deferred income tax assets	$22.4	$—	$—	$0.6	$—	$23.0

Year Ended December 31, 2020
Allowances deducted from asset accounts:
Allowance for credit losses	$56.3	$42.9	$0.3	$30.6	$(45.2)	$84.9
Valuation allowance for deferred income tax assets	$29.7	$—	$—	$—	$(7.3)	$22.4

Year Ended December 31, 2019
Allowances deducted from asset accounts:
Allowance for credit losses	$59.9	$38.2	$(0.1)	$0.9	$(42.6)	$56.3
Valuation allowance for deferred income tax assets	$24.7	$—	$—	$5.0	$—	$29.7

(a) Amounts include allowance for credit losses classified as current and noncurrent.
(b) Amounts are related to businesses acquired, the impact of new accounting standards and other adjustments.