Form 10-Q
period 2022-04-01
Vontier Corp
filed 2022-05-06
CIK 1786842

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 29, 2022 was 161,006,543.

VONTIER CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share and per share amounts)

	April 1, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145.1	$572.6
Accounts receivable, less allowance for credit losses of $37.9 million and $38.9 million as of April 1, 2022 and December 31, 2021, respectively	434.2	481.3
Inventories:
Finished goods	114.0	104.7
Work in process	44.6	34.4
Raw materials	166.8	147.9
Total inventories	325.4	287.0
Prepaid expenses and other current assets	137.3	137.3
Equity securities measured at fair value	215.1	—
Total current assets	1,257.1	1,478.2
Property, plant and equipment, net of accumulated depreciation of $256.4 million and $256.3 million as of April 1, 2022 and December 31, 2021, respectively	100.6	100.6
Operating lease right-of-use assets	45.5	45.4
Long-term financing receivables, less allowance for credit losses of $40.8 million and $42.5 million as of April 1, 2022 and December 31, 2021, respectively	243.3	241.7
Other intangible assets, net	696.5	615.9
Goodwill	1,809.8	1,667.2
Other assets	147.3	200.8
Total assets	$4,300.1	$4,349.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4.2	$3.7
Trade accounts payable	407.9	424.9
Current operating lease liabilities	13.1	12.8
Accrued expenses and other current liabilities	423.1	492.0
Total current liabilities	848.3	933.4
Long-term operating lease liabilities	35.3	35.6
Long-term debt	2,584.5	2,583.8
Other long-term liabilities	280.1	223.3
Commitments and Contingencies
Equity:
Preferred stock -- 15,000,000 authorized shares; no par value and none issued and outstanding	—	—
Common stock, $0.0001 par value -- 1,985,000,000 shares authorized; 169,453,678 and 169,168,285 shares issued; and 161,002,143 and 169,168,285 shares outstanding as of April 1, 2022 and December 31, 2021, respectively	—	—
Treasury stock, at cost — 8,451,535 and no shares at April 1, 2022 and December 31, 2021, respectively	(207.0)	—
Additional paid-in capital	5.6	1.5
Retained earnings	582.9	386.7
Accumulated other comprehensive income	166.7	181.7
Total Vontier stockholders’ equity	548.2	569.9
Noncontrolling interests	3.7	3.8
Total stockholders’ equity	551.9	573.7
Total liabilities and equity	$4,300.1	$4,349.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Sales of products	$670.3	$644.6
Sales of services	77.8	62.8
Total sales	748.1	707.4
Cost of product sales	(365.4)	(345.5)
Cost of service sales	(47.4)	(50.1)
Total cost of sales	(412.8)	(395.6)
Gross profit	335.3	311.8
Operating costs:
Selling, general and administrative expenses	(166.0)	(145.7)
Research and development expenses	(34.5)	(33.2)
Operating profit	134.8	132.9
Non-operating income (expense), net:
Interest expense, net	(12.9)	(10.4)
Write-off of deferred financing costs	—	(3.2)
Gain on previously held equity interests from combination of business	32.7	—
Unrealized gain on equity securities measured at fair value	163.0	—
Other non-operating expense, net	(0.1)	(0.2)
Earnings before income taxes	317.5	119.1
Provision for income taxes	(67.3)	(28.1)
Net earnings	$250.2	$91.0

Net earnings per share:
Basic	$1.51	$0.54
Diluted	$1.50	$0.54
Average common stock and common equivalent shares outstanding:
Basic	165.9	168.7
Diluted	166.5	169.7

Net earnings	$250.2	$91.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(15.1)	(15.7)
Other adjustments	0.1	0.1
Total other comprehensive loss, net of income taxes	(15.0)	(15.6)
Comprehensive income	$235.2	$75.4
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	169.2	$—	—	$—	$1.5	$386.7	$181.7	$3.8	$573.7
Net earnings	—	—	—	—	—	250.2	—	—	250.2
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation expense	—	—	—	—	6.1	—	—	—	6.1
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.3	—	—	—	(2.0)	—	—	—	(2.0)
Purchase of treasury stock	—	—	(8.5)	(207.0)	—	(50.0)	—	—	(257.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, April 1, 2022	169.5	$—	(8.5)	$(207.0)	$5.6	$582.9	$166.7	$3.7	$551.9
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
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
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net earnings	$250.2	$91.0
Non-cash items:
Depreciation and amortization expense	29.1	19.8
Stock-based compensation expense	6.1	6.6
Write-off of deferred financing costs	—	3.2
Amortization of debt issuance costs	0.9	0.8
Gain on previously held equity interests from combination of business	(32.7)	—
Unrealized gain on equity securities measured at fair value	(163.0)	—
Change in deferred income taxes	32.6	(1.0)
Change in accounts receivable and long-term financing receivables, net	33.7	61.5
Change in other operating assets and liabilities	(115.6)	(18.6)
Net cash provided by operating activities	41.3	163.3
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(184.9)	—
Payments for additions to property, plant and equipment	(12.9)	(11.0)
Proceeds from sale of asset	0.2	—
Cash paid for equity investments	(5.8)	(4.6)
Net cash used in investing activities	(203.4)	(15.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,586.5
Repayment of long-term debt	—	(1,400.0)
Payment for debt issuance costs	—	(1.2)
Payment of common stock cash dividend	(4.0)	—
Purchase of treasury stock	(257.0)	—
Net borrowings (repayments) of short-term borrowings	0.4	(4.0)
Net transfers to Former Parent	—	(31.5)
Proceeds from stock option exercises	—	1.5
Acquisition of noncontrolling interest	—	(1.9)
Other financing activities	(3.0)	(3.9)
Net cash provided by (used in) financing activities	(263.6)	145.5
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(3.4)
Net change in cash and cash equivalents	(427.5)	289.8
Beginning balance of cash and cash equivalents	572.6	380.5
Ending balance of cash and cash equivalents	$145.1	$670.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Basis of Presentation and Unaudited Interim Financial Information
The accompanying Consolidated Condensed Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are unaudited.
The interim Consolidated Condensed Financial Statements include the accounts of the Company and its subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany accounts and transactions have been eliminated upon consolidation.
In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim Consolidated Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and related notes included in the Company’s 2021 Annual Report on Form 10-K.
The Consolidated Condensed Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on our consolidated results of operations, therefore net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in our Consolidated Condensed Statements of Earnings and Comprehensive Income. Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.

Recently Issued Accounting Standards

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate (“LIBOR”) which is being phased out beginning at the end of 2021, to alternate reference rates, such as the Secured Overnight Financing Rate. These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. These provisions may impact the Company as contract modifications and other changes occur during the LIBOR transition period. The Company continues to evaluate the optional relief guidance provided within these ASUs, has reviewed its debt securities and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. We will continue the assessment and monitor regulatory developments during the LIBOR transition period.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures, which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

The Company’s estimate of the purchase price allocation is as follows:

($ in millions)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Adjusted Preliminary Purchase Price Allocation	Weighted Average Amortization Period
Accounts receivable	$17.3	$(3.1)	$14.2
Inventories	21.0	—	21.0
Prepaid and other current assets	3.8	—	3.8
Technology	142.1	0.5	142.6	9.0
Customer relationships	227.0	—	227.0	11.0
Trade names	36.0	—	36.0	14.0
Goodwill	587.4	(2.5)	584.9
Other assets	14.9	0.1	15.0
Trade accounts payable	(5.8)	—	(5.8)
Accrued expenses and other current liabilities	(44.6)	1.7	(42.9)
Other long-term liabilities	(43.6)	3.6	(40.0)
Purchase price, net of cash acquired	$955.5	$0.3	$955.8

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

Driivz

On February 7, 2022, the Company acquired the remaining 81% of the outstanding shares of Driivz Ltd. (“Driivz”) for $152.6 million, net of cash received. Driivz, which is based in Israel, is a cloud-based subscription software platform supporting electric vehicle charging infrastructure (“EVCI”) providers with operations management, energy optimization, billing and roaming capabilities, as well as driver self-service apps. The acquisition of Driivz accelerates the Company’s portfolio diversification and e-mobility strategies and positions the Company to capitalize on the global EVCI market opportunities.

The acquisition of Driivz was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The consideration paid was allocated as follows: (i) $90.0 million to definite-lived intangible assets consisting of developed technology, customer relationships and a trade name with a weighted average amortization period of approximately 9 years, (ii) $130.9 million to goodwill and (iii) $25.3 million to other net liabilities. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The majority of the goodwill derived from this acquisition is not expected to be deductible for tax purposes.

The carrying value of the Company’s approximately 19% interest in Driivz prior to the acquisition was $10.3 million, which historically was carried at cost. In connection with the acquisition, this investment was remeasured to a fair value of $43.0 million resulting in the recognition of an aggregate noncash gain of $32.7 million during the first quarter of 2022, which was included in Gain on previously held equity interests from combination of business in the Company’s Consolidated Condensed Statements of Earnings and Comprehensive Income. The preliminary fair value of the historical cost method investment was determined using a market approach. The key assumptions and estimates utilized in this approach included market data and market multiples as well as future levels of revenue growth and operating margins.

Acquisition-related costs related to Driivz are included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Earnings and were $0.8 million.

The Company has not disclosed post-acquisition or pro-forma revenue and earnings attributable to Driivz as it did not have a material effect on the Company’s results.

The purchase price allocation has not been finalized for Driivz as the analysis of the assets acquired and liabilities assumed has not been completed. The procedures to finalize may result in further adjustments to our purchase accounting that could result in additional measurement period adjustments, which could have a material effect on the consolidated financial statements. The accounting for the acquisition will be completed no later than one year from the acquisition date, in accordance with GAAP.

To determine the preliminary fair value of the acquired intangible assets included above for Driivz, management utilized significant unobservable inputs (Level 3 in the fair value hierarchy). The assumptions used are forward looking and could be affected by future economic and market conditions.
NOTE 3. FINANCING AND TRADE RECEIVABLES
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses and is insignificant as of April 1, 2022 and December 31, 2021.
Product sales to franchisees and the related financing income is included in Cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.

The components of financing receivables with payments due in less than twelve months that are recorded in Accounts receivable less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	April 1, 2022	December 31, 2021
Gross current financing receivables:
PSAs	$96.8	$98.4
Franchisee Notes	15.4	15.5
Current financing receivables, gross	$112.2	$113.9

Allowance for credit losses:
PSAs	$16.1	$16.9
Franchisee Notes	6.6	6.5
Total allowance for credit losses	22.7	23.4
Total current financing receivables, net	$89.5	$90.5

Net current financing receivables:
PSAs, net	$80.7	$81.5
Franchisee Notes, net	8.8	9.0
Total current financing receivables, net	$89.5	$90.5

The components of financing receivables with payments due beyond one year were as follows:

($ in millions)	April 1, 2022	December 31, 2021
Gross long-term financing receivables:
PSAs	$220.5	$219.7
Franchisee Notes	63.6	64.5
Long-term financing receivables, gross	$284.1	$284.2

Allowance for credit losses:
PSAs	$35.5	$37.2
Franchisee Notes	5.3	5.3
Total allowance for credit losses	40.8	42.5
Total long-term financing receivables, net	$243.3	$241.7

Net long-term financing receivables:
PSAs, net	$185.0	$182.5
Franchisee Notes, net	58.3	59.2
Total long-term financing receivables, net	$243.3	$241.7

Net deferred origination costs were insignificant as of April 1, 2022 and December 31, 2021. As of both April 1, 2022 and December 31, 2021, we had a net unamortized discount on our financing receivables of $16.7 million.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of April 1, 2022 and December 31, 2021 were insignificant.
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

The amortized cost basis of PSAs and Franchisee Notes by origination year as of April 1, 2022, is as follows:

($ in millions)	2022	2021	2020	2019	2018	Prior	Total
PSAs
Credit Score:
Less than 400	$5.3	$14.7	$6.9	$4.0	$1.6	$0.6	$33.1
400-599	7.8	20.1	11.5	5.9	2.7	1.0	49.0
600-799	17.4	41.8	22.2	11.4	4.8	1.7	99.3
800+	26.7	58.6	29.0	14.2	5.9	1.5	135.9
Total PSAs	$57.2	$135.2	$69.6	$35.5	$15.0	$4.8	$317.3

Franchisee Notes
Active distributors	$9.0	$26.2	$11.3	$10.7	$5.5	$6.3	$69.0
Separated distributors	0.1	0.3	0.8	2.1	1.6	5.1	10.0
Total Franchisee Notes	$9.1	$26.5	$12.1	$12.8	$7.1	$11.4	$79.0

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
April 1, 2022	$3.1	$1.6	$6.1	$10.8	$306.5	$317.3	$6.1
December 31, 2021	3.3	1.7	6.5	11.5	306.6	318.1	6.5
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of April 1, 2022 and December 31, 2021.
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

The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	April 1, 2022			December 31, 2021
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$54.1	$11.8	$65.9	$54.3	$12.5	$66.8
Provision for credit losses	5.7	1.3	7.0	24.9	4.2	29.1
Write-offs	(8.7)	(1.2)	(9.9)	(27.5)	(5.6)	(33.1)
Recoveries of amounts previously charged off	0.5	—	0.5	2.4	0.7	3.1
Allowance for credit losses, end of period	$51.6	$11.9	$63.5	$54.1	$11.8	$65.9
The ending balance as of April 1, 2022 of $63.5 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $22.7 million and $40.8 million, respectively. The ending balance as of December 31, 2021 of $65.9 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $23.4 million and $42.5 million, respectively.
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of:

($ in millions)	April 1, 2022	December 31, 2021
Cost basis of trade accounts receivable	$359.9	$406.3

Allowance for credit losses balance, beginning of year	15.5	18.1
Provision for credit losses	0.9	7.7
Write-offs	(1.2)	(10.2)
Foreign currency and other	—	(0.1)
Allowance for credit losses balance, end of period	15.2	15.5
Net trade accounts receivable balance	$344.7	$390.8

NOTE 4. GOODWILL
The following is a rollforward of our carrying value of goodwill:

($ in millions)
Balance, December 31, 2021	$1,667.2
Measurement period adjustments for prior period acquisition	0.2
Addition to goodwill for current year acquisitions	152.6
FX translation	(10.2)
Balance, April 1, 2022	$1,809.8

Accumulated impairment charges were $85.3 million as of April 1, 2022 and December 31, 2021. No impairment charges were recorded during the three months ended April 1, 2022.

NOTE 5. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	April 1, 2022	December 31, 2021
Short-term borrowings:
India Credit Facility	$1.1	$1.5
Other short-term borrowings and bank overdrafts	3.1	2.2
Total short-term borrowings	$4.2	$3.7

Long-term debt:
Two-Year Term Loans due 2023	$600.0	$600.0
Three-Year Term Loans due 2024	400.0	400.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Total long-term debt	2,600.0	2,600.0
Less: discounts and debt issuance costs	(15.5)	(16.2)
Total long-term debt, net	$2,584.5	$2,583.8
Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the short-term borrowings section above are immaterial. Given the nature of the short-term borrowings, the carrying value approximates fair value at both April 1, 2022 and December 31, 2021.
Credit Facilities
Revolving Credit Facility

On April 28, 2021, the Company refinanced its existing credit agreement. The amended and restated credit agreement (the “A&R Credit Agreement”) extended the term of the $750.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) from September 29, 2023 to April 28, 2026 and reduced the interest rate.

The Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a ratings-based margin which was 117.5 basis points as of April 1, 2022.

There were no amounts outstanding under the Revolving Credit Facility as of April 1, 2022.

Three-Year Term Loans Due 2024

The A&R Credit Agreement also extended the term of the $400.0 million Three-Year Term Loans Due 2024 from October 6, 2023 to October 28, 2024 and reduced the interest rate. The Three-Year Term Loans bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 112.5 basis points as of April 1, 2022. The interest rate was 1.58% per annum as of April 1, 2022. We are not obligated to make repayments prior to the maturity date. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.
Two-Year Term Loans Due 2023
The Two-Year Term Loans Due 2023 bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 75.0 basis points as of April 1, 2022. The interest rate was 1.21% per annum as of April 1, 2022. The Two-Year Term Loans Due 2023 mature on September 13, 2023. We are not obligated to make repayments prior to the maturity date. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.
The A&R Credit Agreement requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of April 1, 2022.

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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to our operations and as of April 1, 2022 we were in compliance with all of the covenants under the Registered Notes.
The estimated fair value of the Registered Notes was $1.4 billion as of April 1, 2022. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Notes may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
India Credit Facility
The Company has a credit facility with Citibank, N.A. with borrowing capacity of up to 850.0 million Indian Rupees (or $11.2 million as of April 1, 2022) to facilitate working capital needs for certain businesses in India. As of April 1, 2022, the Company had $10.1 million borrowing capacity remaining. The effective interest rate associated with outstanding borrowings was 5.20% as of April 1, 2022.
Other
As of April 1, 2022, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Condensed Balance Sheet. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings on the Consolidated Condensed Balance Sheet.

Interest payments associated with the above short-term borrowings were not significant for the three months ended April 1, 2022 and April 2, 2021.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Three Months Ended April 1, 2022:
Balance, December 31, 2021	$184.9	$(3.2)		$181.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(15.1)	—		(15.1)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1		0.1
Income tax impact	—	—		—
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1	(b)	0.1
Net current period other comprehensive income (loss), net of income taxes	(15.1)	0.1		(15.0)
Balance, April 1, 2022	$169.8	$(3.1)		$166.7

For the Three Months Ended April 2, 2021:
Balance, December 31, 2020	$198.3	$(4.5)		$193.8
Other comprehensive income (loss) before reclassifications, net of income taxes	(15.7)	0.1		(15.6)
Net current period other comprehensive income (loss), net of income taxes	(15.7)	0.1		(15.6)
Balance, April 2, 2021	$182.6	$(4.4)		$178.2

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
Contract Assets
In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations and not only subject to the passage of time. Contract assets were $12.1 million and $10.4 million as of April 1, 2022 and December 31, 2021, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. As of April 1, 2022 and December 31, 2021, we had $81.0 million and $78.4 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis.
Impairment losses recognized on our revenue-related contract assets were insignificant during the three months ended April 1, 2022 and April 2, 2021.

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
The Company’s contract liabilities consisted of the following:

($ in millions)	April 1, 2022	December 31, 2021
Deferred revenue - current	$140.5	$133.7
Deferred revenue - noncurrent	58.4	56.3
Total contract liabilities	$198.9	$190.0
During the three months ended April 1, 2022, we recognized $51.5 million of revenue related to the Company’s contract liabilities at December 31, 2021. The change in contract liabilities from December 31, 2021 to April 1, 2022 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services as well as the impact of the acquisition of Driivz and inclusion of the acquired contract liabilities.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts with expected customer delivery dates beyond one year from April 1, 2022 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Performance obligations as of April 1, 2022 are $371.8 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 70 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by sales of products and services, geographic location, solution and major product group, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows:

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales:
Sales of products	$670.3	$644.6
Sales of services	77.8	62.8
Total	$748.1	$707.4

Geographic:
North America (a)	$559.4	$508.5
Western Europe	63.7	55.0
High growth markets	93.9	111.8
Rest of world	31.1	32.1
Total	$748.1	$707.4

Solution:
Retail fueling hardware	$180.6	$196.5
Auto repair	177.4	164.7
Service and other recurring revenue	126.9	123.9
Environmental	61.7	61.6
Retail solutions	122.5	91.4
Software-as-a-service	45.0	47.0
Alternative energy (b)	21.3	9.7
Smart cities	10.3	8.3
Other (b)	2.4	4.3
Total	$748.1	$707.4

Major Product Group:
Mobility technologies	$546.0	$516.9
Diagnostics and repair technologies	202.1	190.5
Total	$748.1	$707.4
(a) Includes sales in the United States of $540.7 million and $494.2 million for the three months ended April 1, 2022 and April 2, 2021, respectively.
(b) Certain prior year amounts were reclassified from “Other” to “Alternative energy” to conform with current year presentation.
NOTE 8. INCOME TAXES

Our effective tax rate for the three months ended April 1, 2022 was 21.2% as compared to 23.6% for the three months ended April 2, 2021. The year-over-year decrease in the effective tax rate for the three months ended April 1, 2022 as compared to the comparable period in the prior year was primarily due to an increase in non-taxable income related to our previously held equity interest in Driivz.

Our effective tax rate for 2022 and 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate offset by the increase in non-taxable income, which, for 2022, related to our previously held equity interest in Driivz.

NOTE 9. LEASES

Operating lease cost was $5.4 million and $5.9 million for the three months ended April 1, 2022 and April 2, 2021, respectively. During the three months ended April 1, 2022 and April 2, 2021, cash paid for operating leases included in operating cash flows was $4.7 million and $4.9 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $1.8 million and $3.4 million for the three months ended April 1, 2022 and April 2, 2021, respectively.
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
The following is a rollforward of the Company’s accrued warranty liability:

($ in millions)
Balance, December 31, 2021	$49.4
Accruals for warranties issued during the period	8.1
Settlements made	(8.5)
Effect of foreign currency translation	(0.1)
Balance, April 1, 2022	$48.9
Litigation and Other Contingencies

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Although the outcome of such matters is uncertain, management believes that these legal proceedings will not have a material adverse effect on the financial condition or results of future operations of the Company.

In accordance with accounting guidance, the Company records a liability in the Consolidated Condensed Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed.

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

We recorded gross liabilities associated with known and future expected asbestos claims of $75.5 million and $79.0 million as of April 1, 2022 and December 31, 2021, respectively. Known and future expected asbestos claims of $18.0 million and $21.5 million are included in Accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets as of April 1, 2022 and December 31, 2021, respectively. Known and future expected asbestos claims of $57.5 million are included in Other long-term liabilities on the Consolidated Condensed Balance Sheets as of both April 1, 2022 and December 31, 2021.

We recorded the related projected insurance recoveries of $43.3 million and $45.0 million as of April 1, 2022 and December 31, 2021, respectively. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of April 1, 2022 include $13.0 million in Prepaid expenses and other current assets and $30.3 million in Other assets. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2021 include $14.8 million in Prepaid expenses and other current assets and $30.2 million in Other assets.

Guarantees

As of April 1, 2022 and December 31, 2021, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $92.0 million and $92.6 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

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
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 1, 2022
Equity securities measured at fair value	$215.1	$—	$—	$215.1
Earn-out liabilities	—	—	4.5	4.5
Deferred compensation liabilities	—	5.7	—	5.7
December 31, 2021
Deferred compensation liabilities	$—	$4.8	$—	$4.8
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

Other Investments
The Company holds a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) which historically was recorded at cost in Other assets on the Consolidated Condensed Balance Sheets. On January 13, 2022, Tritium announced that it completed a business combination with Decarbonization Plus Acquisition Corporation II to make Tritium a publicly listed company on NASDAQ under the symbol “DCFC”. As Tritium is now publicly traded, the Company records its investment at fair value in Equity securities measured at fair value on the Consolidated Condensed Balance Sheets with changes in the value recorded in Unrealized gain on equity securities measured at fair value on the Consolidated Condensed Statements of Earnings and Comprehensive Income and the Consolidated Condensed Statements of Cash Flows.
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
As of April 1, 2022, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.8 billion of goodwill and $696.5 million of identifiable intangible assets, net.
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

TSA Payments

In accordance with the TSA, receipts from Fortive were immaterial during the three months ended April 2, 2021. During the three months ended April 2, 2021, we made net payments to Fortive of $48.5 million. Net payments during the three months ended April 2, 2021 included approximately $30 million of our share of the transaction taxes related to the Separation. Net payments made during the three months ended April 1, 2022 were not significant.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended
($ and shares in millions, except per share amounts)	April 1, 2022	April 2, 2021
Numerator:
Net earnings	$250.2	$91.0

Denominator:
Basic weighted average common shares outstanding	165.9	168.7
Effect of dilutive stock options and RSUs	0.6	1.0
Diluted weighted average common shares outstanding	166.5	169.7

Earnings per share:
Basic	$1.51	$0.54
Diluted	$1.50	$0.54

Anti-dilutive shares	3.4	2.9

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

In February 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution whereupon we provided them with a prepayment of $250.0 million and received an initial delivery of 8.2 million shares of our common stock. The ASR is expected to settle during our second quarter of fiscal 2022. Under the terms of the ASR, the total number of shares delivered and average purchase price paid per share will be determined upon settlement based on the Volume Weighted Average Price (“VWAP”) over the term of the ASR, less an agreed upon discount. At settlement, the financial institution may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to make a cash payment or deliver shares of our common stock to the financial institution, with the method of settlement at our election. As of April 1, 2022, a portion of our ASR prepayment was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity.

During the three months ended April 1, 2022, the Company repurchased an additional 0.3 million of the Company’s shares for $7.0 million through open market transactions at an average price per share of $24.85.

As of April 1, 2022, the Company has remaining authorization to repurchase $243 million of its common stock under the share repurchase program.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results and operations and financial condition of the Company. Our MD&A should be read in conjunction with the MD&A and Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).
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

Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the      Report, document, press release, webcast, call, materials or other communication in which they are made. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:
•The ongoing effects of the COVID-19 pandemic on our global operations and the operations of our customers, suppliers, and vendors is having, and is expected to continue to have, a significant impact on our business and results of operations.
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
•International economic, political, war or hostility, legal, compliance, supply chain, epidemic and business factors could negatively affect our financial statements.
•We may be required to recognize impairment charges for our goodwill and other intangible assets.
•We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.
•Our restructuring actions could have long-term adverse effects on our business.
•As of May 5, 2022, we have outstanding indebtedness of approximately $2.6 billion and the ability to incur an additional $718.0 million of indebtedness under the Revolving Credit Facility, as defined above, and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
See “Item 1.A. Risk Factors” in our 2021 Annual Report on Form 10-K and Part II - Item 1A. Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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

BUSINESS PERFORMANCE AND OUTLOOK
Business Performance
On an overall basis, sales of our hardware and software products and services increased during the three months ended April 1, 2022. As compared to the comparable period of 2021, aggregate year-over-year total sales increased 5.7% for the three months ended April 1, 2022. Sales from existing businesses decreased 0.1% during the three months ended April 1, 2022, as compared to the comparable period in 2021.
The increase in total sales during the three months ended April 1, 2022 was primarily driven by our acquisition of DRB Systems, LLC (“DRB”), which is part of our mobility technologies platform. Additionally, total sales increased due to our diagnostics and repair technologies platform which experienced strong demand across most product categories, most notably specialty tools and diagnostics as well as the impact of price increases by the Company across its portfolio. Our mobility technologies platform had strong demand for alternative energy solutions but was impacted by the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards as well as the end of Mexico fiscal regulation upgrades. Changes in foreign currency exchange rates negatively impacted our sales growth by 1.4% during the three months ended April 1, 2022 compared to the comparable period in 2021.

In developed markets, year-over-year total sales and sales from existing businesses for the three months ended April 1, 2022 increased at a rate in the high single digits and low single digits, respectively. The increase in total sales was primarily due to an increase in North America related to the impact of our acquisition of DRB and was additionally impacted by growth in Western Europe. High growth markets decreased at a rate in the low double digits primarily due to declines in Latin America primarily due to the end of Mexico fiscal regulation upgrades.

In February 2022, Russian forces invaded Ukraine resulting in broad economic sanctions being imposed on Russia that has further increased existing global supply chain, logistic, and inflationary challenges. As of the filing date of this report, we have indefinitely ceased all sales and shipments in Russia. Our business in Russia and Ukraine were not material to our results and accounted for less than 1% of total revenue for the fiscal year ended December 31, 2021. As of April 1, 2022, our net assets in Russia totaled less than $1.0 million.
Outlook

We expect overall sales and sales from existing businesses to grow on a year-over-year basis in 2022. Our outlook is subject to the below factors as well as additional uncertainties as identified in “Information Relating to Forward-Looking Statements” above.

We anticipate that supply chain and inflationary pressures will persist throughout 2022 and that although our backlog may decline compared to 2021, it may remain elevated compared to historical levels. We will continue to deploy the Vontier Business System to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize price increases and other countermeasures to offset inflationary pressures.

We are monitoring the ongoing impact of COVID-19 on the global economy and our business, including government mandated containment measures, such as the lockdown implemented recently in Shanghai, China. Continued implementation or expansion of government mandated containment measures, including shutdowns in countries such as China, could have a material adverse impact on our future results.

We are also monitoring developments in international trade, monetary and fiscal policies and relations between the U.S. and China, as well as evaluating proposed investment and taxation policy initiatives being debated in the United States and by the Organization for Economic Co-operation and Development. We continue to monitor the Russia Ukraine Conflict and the impact on our business and operations. As of the filing date of this report, we do not believe they are material.

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Total sales	$748.1	$707.4
Total cost of sales	(412.8)	(395.6)
Gross profit	335.3	311.8
Operating costs:
Selling, general and administrative expenses ("SG&A")	(166.0)	(145.7)
Research and development expenses ("R&D")	(34.5)	(33.2)
Operating profit	$134.8	$132.9

Gross profit as a % of sales	44.8%	44.1%
SG&A as a % of sales	22.2%	20.6%
R&D as a % of sales	4.6%	4.7%
Operating profit as a % of sales	18.0%	18.8%

Components of Sales Growth

% Change Three Months Ended April 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	5.7%
Existing businesses (Non-GAAP)	(0.1)%
Acquisitions (Non-GAAP)	7.2%
Currency exchange rates (Non-GAAP)	(1.4)%

Total sales within our mobility technologies platform increased mid single digits during the three months ended April 1, 2022 as compared to the comparable period of 2021 which was primarily attributable to our acquisition of DRB. Our sales from existing businesses in our mobility technologies platform were down low single digits primarily due to the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards as well as the end of Mexico fiscal regulation upgrades. This was partially offset by the demand for alternative energy solutions.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased mid single digits during the three months ended April 1, 2022 as compared to the comparable period in 2021. The results of our diagnostics and repair technologies platform were driven primarily by continued strong demand across most product categories, most notably specialty tools and diagnostics.

The impact on the Company of price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 4.3% to sales growth during the three months ended April 1, 2022 versus the comparable period in 2021.

Cost of Sales

Cost of sales increased $17.2 million for the three months ended April 1, 2022, as compared to the comparable period in 2021, which was due primarily to the impact of the acquisition of DRB as well as increased costs due to inflationary pressures.

Gross Profit

Gross profit increased during the three months ended April 1, 2022, as compared to the comparable period in 2021, which was primarily due to the impact of the Company’s price increases and the impact of the acquisition of DRB and was partially offset by the increased costs due to inflationary pressures.

The 70 basis point increase in gross profit margin during the three months ended April 1, 2022 as compared to the comparable period in 2021 is primarily due to price increases and the impact of the DRB acquisition which were partially offset by increased costs due to inflationary pressures.

Operating Costs and Other Expenses

SG&A expenses increased by $20.3 million, or 160 basis points as a percentage of sales, during the three months ended April 1, 2022, as compared to the comparable period in 2021, primarily due to the impact of the acquisition of DRB.

R&D expenses (consisting principally of internal and contract engineering personnel costs) increased $1.3 million during the three months ended April 1, 2022 as compared to the comparable period in 2021, primarily due to the impact of our acquisitions of DRB and Driivz. On a year-over-year basis, R&D expenses as a percentage of sales was relatively flat during the three months ended April 1, 2022.

Operating Profit

Operating profit margin decreased 80 basis points during the three months ended April 1, 2022 as compared to the comparable period in 2021.

Year-over-year operating profit margin comparisons were favorably impacted by:

•The year-over-year impacts of sales volumes, price, sales mix, other operating impacts and changes in foreign currency exchange rates — favorable 160 basis points
•The year-over-year operating effect of our acquisition of DRB — favorable 80 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•The year-over-year operating effect of our current period acquisitions — unfavorable 40 basis points
•Increased costs due to inflationary pressures — unfavorable 280 basis points

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

Comparison of the Three Months Ended April 1, 2022 and April 2, 2021

Our effective tax rate for the three months ended April 1, 2022 was 21.2% as compared to 23.6% for the three months ended April 2, 2021. The year-over-year decrease in the effective tax rate for the three months ended April 1, 2022 as compared to the comparable period in the prior year was primarily due to an increase in non-taxable income related to previously held equity interest in Driivz.

Our effective tax rate for 2022 and 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate offset by the increase in non-taxable income, which, for 2022, related to our previously held equity interest in Driivz.
COMPREHENSIVE INCOME
Comprehensive income increased by $159.8 million during the three months ended April 1, 2022 as compared to the comparable period in 2021 due to favorable changes in foreign currency adjustments of $0.6 million and net earnings that were higher by $159.2 million.
LIQUIDITY AND CAPITAL RESOURCES
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
2022 Financing and Capital Transactions
During the three months ended April 1, 2022, we completed the following financing and capital transactions:
•Entered into a $250.0 million accelerated share repurchase program under which we received an initial delivery of 8.2 million shares which are held as Treasury stock. Final settlement of the accelerated share repurchase program is expected in the second quarter of 2022;
•Repurchased 0.3 million shares in the open market which are held as Treasury stock.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of April 1, 2022.
Refer also to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Net cash provided by operating activities	$41.3	$163.3

Cash paid for acquisitions, net of cash received	$(184.9)	$—
Payments for additions to property, plant and equipment	(12.9)	(11.0)
Proceeds from sale of asset	0.2	—
Cash paid for equity investments	(5.8)	(4.6)
Net cash used in investing activities	$(203.4)	$(15.6)

Proceeds from issuance of long-term debt	$—	$1,586.5
Repayment of long-term debt	—	(1,400.0)
Payment for debt issuance costs	—	(1.2)
Payment of common stock cash dividend	(4.0)	—
Purchase of treasury stock	(257.0)	—
Net borrowings (repayments) of short-term borrowings	0.4	(4.0)
Net transfers to Former Parent	—	(31.5)
Proceeds from stock option exercises	—	1.5
Acquisition of noncontrolling interest	—	(1.9)
Other financing activities	(3.0)	(3.9)
Net cash provided by (used in) financing activities	$(263.6)	$145.5

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $41.3 million during the three months ended April 1, 2022, a decrease of $122.0 million, as compared to the comparable period in 2021. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Operating cash flows were impacted slightly by the year-over-year increase in operating profit which was primarily due to an increase in gross profit of $23.5 million and was partially offset by an increase of Selling, general and administrative expenses of $20.3 million.
•The aggregate of accounts receivable and long-term financing receivables provided $33.7 million of operating cash flows during the three months ended April 1, 2022 compared to providing $61.5 million in the comparable period of 2021. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $115.6 million during the three months ended April 1, 2022 compared to using $18.6 million in the comparable period of 2021. This change is due primarily to the timing of accruals and payments as well as working capital needs.

Investing Activities
Net cash used in investing activities increased by $187.8 million during the three months ended April 1, 2022 as compared to the comparable period in 2021 primarily due to the cash paid for the acquisitions closed in the three months ended April 1, 2022.

Financing Activities and Indebtedness
Net cash from financing activities decreased by $409.1 million during the three months ended April 1, 2022 as compared to the comparable period in 2021 primarily due to the repurchase of our stock through the ASR and open-market of $257.0 million as well as the impact of net proceeds from borrowings in the prior year comparable period of $186.5 million.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2021 Annual Report on Form 10-K.
Supplemental Guarantor Financial Information

As of April 1, 2022, we had $1.6 billion in aggregate principal amount of the Notes and $1.0 billion in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by the Guarantors. Our other subsidiaries do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”). Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Notes and the Term Loans.

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

Summarized Results of Operations Data ($ in millions)	Three Months Ended April 1, 2022
Net sales (a)	$407.5
Gross profit (b)	203.1
Net income (c)	$120.4

(a) Includes intercompany sales of $10.3 million for the three months ended April 1, 2022.
(b) Includes intercompany gross profit of $2.5 million for the three months ended April 1, 2022.
(c) Includes pretax intercompany net income of $25.8 million for the three months ended April 1, 2022.

	April 1, 2022	December 31, 2021
Summarized Balance Sheet Data ($ in millions)
Assets
Current assets	$368.0	$364.2
Intercompany receivables	665.0	581.1
Noncurrent assets	603.2	603.7
Total assets	$1,636.2	$1,549.0
Liabilities
Current liabilities	$341.5	$399.2
Intercompany payables	354.9	400.3
Noncurrent liabilities	2,637.9	2,635.4
Total liabilities	$3,334.3	$3,434.9

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2021 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2021 Annual Report on Form 10-K. There were no material changes to this information during the quarter ended April 1, 2022.
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

Refer to “Note 10. Litigation And Contingencies – Litigation and Other Contingencies” of the Consolidated Condensed Financial Statements in this Form 10-Q for more information on certain legal proceedings.

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2021 Annual Report on Form 10-K. There were no material changes during the three months ended April 1, 2022 to the risk factors reported in our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities by the Issuer
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions.
In February 2022, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase an aggregate of $250 million of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $250 million to the financial institution and received an initial delivery of 8.2 million shares in February 2022. The transaction will be completed during the second quarter of 2022, at which point the Company expects to receive additional shares.
The following table sets forth our share repurchase activity for the three months ended April 1, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1, 2022 to January 31, 2022	—	$—	—	$ 500 (1)
February 1, 2022 to February 28, 2022	8.5 (2)	24.49	8.5	243
March 1 2021 to April 1, 2022	—	—	—	243
Total	8.5		8.5
(1) All shares are covered by the program described above our $500 million share repurchase program. The program was approved on May 19, 2021 and has no expiration date.
(2) Includes 0.3 million shares repurchased in open-market transactions.

ITEM 6. EXHIBITS

Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
10.1	Vontier Corporation Executive Incentive Compensation Plan*	8-K	001-39483	10.1	March 15, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
* Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: May 6, 2022	By:	/s/ David H. Naemura
David H. Naemura
Senior Vice President and Chief Financial Officer

Date: May 6, 2022	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer