Form 10-Q
period 2022-07-01
Vontier Corp
filed 2022-08-05
CIK 1786842

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 29, 2022 was 157,943,495.

VONTIER CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share and per share amounts)

	July 1, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127.4	$572.6
Accounts receivable, less allowance for credit losses of $34.2 million and $38.9 million as of July 1, 2022 and December 31, 2021, respectively	482.4	481.3
Inventories:
Finished goods	112.9	104.7
Work in process	39.7	34.4
Raw materials	173.8	147.9
Total inventories	326.4	287.0
Prepaid expenses and other current assets	124.3	137.3
Equity securities measured at fair value	135.1	—
Current assets held for sale	150.3	—
Total current assets	1,345.9	1,478.2
Property, plant and equipment, net of accumulated depreciation of $221.7 million and $256.3 million as of July 1, 2022 and December 31, 2021, respectively	84.9	100.6
Operating lease right-of-use assets	42.8	45.4
Long-term financing receivables, less allowance for credit losses of $41.2 million and $42.5 million as of July 1, 2022 and December 31, 2021, respectively	244.8	241.7
Other intangible assets, net	642.7	615.9
Goodwill	1,707.8	1,667.2
Other assets	150.3	200.8
Total assets	$4,219.2	$4,349.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$9.1	$3.7
Trade accounts payable	387.7	424.9
Current operating lease liabilities	12.7	12.8
Accrued expenses and other current liabilities	390.3	492.0
Current liabilities held for sale	50.3	—
Total current liabilities	850.1	933.4
Long-term operating lease liabilities	33.4	35.6
Long-term debt	2,599.2	2,583.8
Other long-term liabilities	233.8	223.3
Commitments and Contingencies
Equity:
Preferred stock -- 15,000,000 authorized shares; no par value and none issued and outstanding	—	—
Common stock, $0.0001 par value -- 1,985,000,000 shares authorized; 169,519,031 and 169,168,285 shares issued; and 158,673,975 and 169,168,285 shares outstanding as of July 1, 2022 and December 31, 2021, respectively	—	—
Treasury stock, at cost — 10,845,056 and no shares at July 1, 2022 and December 31, 2021, respectively	(278.0)	—
Additional paid-in capital	12.8	1.5
Retained earnings	660.8	386.7
Accumulated other comprehensive income	103.7	181.7
Total Vontier stockholders’ equity	499.3	569.9
Noncontrolling interests	3.4	3.8
Total stockholders’ equity	502.7	573.7
Total liabilities and equity	$4,219.2	$4,349.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales of products	$702.5	$660.8	$1,376.4	$1,305.4
Sales of services	73.9	63.8	148.1	126.6
Total sales	776.4	724.6	1,524.5	1,432.0
Cost of product sales	(377.4)	(350.0)	(738.7)	(695.5)
Cost of service sales	(50.9)	(56.1)	(102.4)	(106.2)
Total cost of sales	(428.3)	(406.1)	(841.1)	(801.7)
Gross profit	348.1	318.5	683.4	630.3
Operating costs:
Selling, general and administrative expenses	(176.7)	(164.6)	(342.7)	(310.3)
Research and development expenses	(34.9)	(32.9)	(69.4)	(66.1)
Operating profit	136.5	121.0	271.3	253.9
Non-operating income (expense), net:
Interest expense, net	(15.3)	(12.0)	(28.2)	(22.4)
Write-off of deferred financing costs	—	(0.2)	—	(3.4)
Gain on previously held equity interests from combination of business	—	—	32.7	—
Unrealized (loss)/gain on equity securities measured at fair value	(80.0)	—	83.0	—
Other non-operating (expense)/income, net	—	0.1	(0.1)	(0.1)
Earnings before income taxes	41.2	108.9	358.7	228.0
Provision for income taxes	(7.9)	(26.6)	(75.2)	(54.7)
Net earnings	$33.3	$82.3	$283.5	$173.3

Net earnings per share:
Basic	$0.21	$0.49	$1.74	$1.03
Diluted	$0.21	$0.48	$1.73	$1.02
Average common stock and common equivalent shares outstanding:
Basic	160.5	169.0	163.2	168.8
Diluted	161.2	170.1	163.9	169.8

Net earnings	$33.3	$82.3	$283.5	$173.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(63.1)	(2.0)	(78.2)	(17.7)
Other adjustments	0.1	—	0.2	0.1
Total other comprehensive loss, net of income taxes	(63.0)	(2.0)	(78.0)	(17.6)
Comprehensive income (loss)	$(29.7)	$80.3	$205.5	$155.7
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	169.2	$—	—	$—	$1.5	$386.7	$181.7	$3.8	$573.7
Net earnings	—	—	—	—	—	250.2	—	—	250.2
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation expense	—	—	—	—	6.1	—	—	—	6.1
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.3	—	—	—	(2.0)	—	—	—	(2.0)
Purchase of treasury stock	—	—	(8.5)	(207.0)	—	(50.0)	—	—	(257.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, April 1, 2022	169.5	$—	(8.5)	$(207.0)	$5.6	$582.9	$166.7	$3.7	$551.9
Net earnings	—	—	—	—	—	33.3	—	—	33.3
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(63.0)	—	(63.0)
Stock-based compensation expense	—	—	—	—	7.0	—	—	—	7.0
Exercise of common stock options and stock award distributions, net of shares for tax withholding	—	—	—	—	0.2	—	—	—	0.2
Purchase of treasury stock			(2.3)	(71.0)		50.0			(21.0)
Change in noncontrolling interests and other	—	—	—	—	—	(1.4)	—	(0.3)	(1.7)
Balance, July 1, 2022	169.5	$—	(10.8)	$(278.0)	$12.8	$660.8	$103.7	$3.4	$502.7
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	168.5	$—	$7.6	$(13.6)	$193.8	$3.9	$191.7
Net earnings	—	—	—	91.0	—	—	91.0
Other comprehensive loss, net of income taxes	—	—	—	—	(15.6)	—	(15.6)
Stock-based compensation expense	—	—	6.6	—	—	—	6.6
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.3	—	(1.4)	—	—	—	(1.4)
Acquisition of noncontrolling interest	—	—	(2.0)	—	—	0.1	(1.9)
Non-cash separation-related adjustments and other	—	—	(2.1)	—	—	—	(2.1)
Change in noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance, April 2, 2021	168.8	$—	$8.7	$77.4	$178.2	$3.7	$268.0
Net earnings	—	—	—	82.3	—	—	82.3
Dividends on common stock ($0.025 per share)	—	—	—	(4.2)	—	—	(4.2)
Other comprehensive loss, net of income taxes	—	—	—	—	(2.0)	—	(2.0)
Stock-based compensation expense	—	—	6.4	—	—	—	6.4
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.1	—	2.5	—	—	—	2.5
Non-cash separation-related adjustments and other	—	—	(3.8)	—	—	—	(3.8)
Change in noncontrolling interests	—	—	—	—	—	0.1	0.1
Balance, July 2, 2021	168.9	$—	$13.8	$155.5	$176.2	$3.8	$349.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net earnings	$283.5	$173.3
Non-cash items:
Depreciation and amortization expense	58.1	39.0
Stock-based compensation expense	13.1	13.0
Write-off of deferred financing costs	—	3.4
Amortization of debt issuance costs	1.7	1.7
Gain on previously held equity interests from combination of business	(32.7)	—
Unrealized gain on equity securities measured at fair value	(83.0)	—
Change in deferred income taxes	5.0	(12.4)
Change in accounts receivable and long-term financing receivables, net	(31.8)	47.3
Change in other operating assets and liabilities	(165.4)	(48.8)
Net cash provided by operating activities	48.5	216.5
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(186.6)	—
Payments for additions to property, plant and equipment	(26.5)	(21.7)
Proceeds from sale of asset	0.2	—
Cash paid for equity investments	(7.3)	(7.6)
Net cash used in investing activities	(220.2)	(29.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	144.0	1,586.5
Repayment of long-term debt	(130.0)	(1,400.0)
Payment for debt issuance costs	—	(5.0)
Payment of common stock cash dividend	(8.0)	(4.2)
Purchase of treasury stock	(271.1)	—
Net borrowings (repayments) of short-term debt	5.0	(5.5)
Net transfers to Former Parent	—	(31.8)
Proceeds from stock option exercises	0.6	4.2
Acquisition of noncontrolling interest	—	(1.9)
Other financing activities	(3.3)	(4.1)
Net cash (used in) provided by financing activities	(262.8)	138.2
Effect of exchange rate changes on cash and cash equivalents	(10.7)	(2.5)
Net change in cash and cash equivalents	(445.2)	322.9
Beginning balance of cash and cash equivalents	572.6	380.5
Ending balance of cash and cash equivalents	$127.4	$703.4
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
The Consolidated Condensed Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on our consolidated results of operations, therefore net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in our Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss). Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.

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

The Company’s estimate of the purchase price allocation is as follows:

($ in millions)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Adjusted Preliminary Purchase Price Allocation	Weighted Average Amortization Period
Accounts receivable	$17.3	$(3.1)	$14.2
Inventories	21.0	—	21.0
Prepaid and other current assets	3.8	(0.1)	3.7
Technology	142.1	0.5	142.6	9.0
Customer relationships	227.0	—	227.0	11.0
Trade names	36.0	—	36.0	14.0
Goodwill	587.4	(8.6)	578.8
Other assets	14.9	0.1	15.0
Trade accounts payable	(5.8)	—	(5.8)
Accrued expenses and other current liabilities	(44.6)	2.0	(42.6)
Other long-term liabilities	(43.6)	9.5	(34.1)
Purchase price, net of cash acquired	$955.5	$0.3	$955.8

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

The acquisition of Driivz was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The consideration paid was allocated as follows: (i) $90.0 million to definite-lived intangible assets consisting of developed technology, customer relationships and a trade name with a weighted average amortization period of approximately 9 years, (ii) $128.2 million to goodwill and (iii) $22.6 million to other net liabilities. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The majority of the goodwill derived from this acquisition is not expected to be deductible for tax purposes.

The carrying value of the Company’s approximately 19% interest in Driivz prior to the acquisition was $10.3 million, which historically was carried at cost. In connection with the acquisition, this investment was remeasured to a fair value of $43.0 million resulting in the recognition of an aggregate noncash gain of $32.7 million during the first quarter of 2022, which was included in Gain on previously held equity interests from combination of business in the Company’s Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss). The preliminary fair value of the historical cost method investment was determined using a market approach. The key assumptions and estimates utilized in this approach included market data and market multiples as well as future levels of revenue growth and operating margins.

Acquisition-related costs related to Driivz are included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Earnings and were $1.1 million.

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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses and is insignificant as of July 1, 2022 and December 31, 2021.
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

The components of financing receivables with payments due in less than twelve months that are recorded in Accounts receivable less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	July 1, 2022	December 31, 2021
Gross current financing receivables:
PSAs	$96.2	$98.4
Franchisee Notes	15.1	15.5
Current financing receivables, gross	$111.3	$113.9

Allowance for credit losses:
PSAs	$15.2	$16.9
Franchisee Notes	5.7	6.5
Total allowance for credit losses	20.9	23.4
Total current financing receivables, net	$90.4	$90.5

Net current financing receivables:
PSAs, net	$81.0	$81.5
Franchisee Notes, net	9.4	9.0
Total current financing receivables, net	$90.4	$90.5

The components of financing receivables with payments due beyond one year were as follows:

($ in millions)	July 1, 2022	December 31, 2021
Gross long-term financing receivables:
PSAs	$222.5	$219.7
Franchisee Notes	63.5	64.5
Long-term financing receivables, gross	$286.0	$284.2

Allowance for credit losses:
PSAs	$35.7	$37.2
Franchisee Notes	5.5	5.3
Total allowance for credit losses	41.2	42.5
Total long-term financing receivables, net	$244.8	$241.7

Net long-term financing receivables:
PSAs, net	$186.8	$182.5
Franchisee Notes, net	58.0	59.2
Total long-term financing receivables, net	$244.8	$241.7

Net deferred origination costs were insignificant as of July 1, 2022 and December 31, 2021. As of July 1, 2022 and December 31, 2021, we had a net unamortized discount on our financing receivables of $16.8 million and $16.7 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of July 1, 2022 and December 31, 2021 were insignificant.
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

The amortized cost basis of PSAs and Franchisee Notes by origination year as of July 1, 2022, is as follows:

($ in millions)	2022	2021	2020	2019	2018	Prior	Total
PSAs
Credit Score:
Less than 400	$9.6	$11.9	$5.8	$3.3	$1.1	$0.4	$32.1
400-599	14.7	16.9	9.9	4.9	2.0	0.8	49.2
600-799	30.5	35.4	18.7	9.4	3.7	1.2	98.9
800+	48.9	48.3	24.6	11.6	4.3	0.8	138.5
Total PSAs	$103.7	$112.5	$59.0	$29.2	$11.1	$3.2	$318.7

Franchisee Notes
Active distributors	$13.8	$24.9	$10.3	$9.3	$5.1	$5.3	$68.7
Separated distributors	—	0.7	0.8	2.8	1.3	4.3	9.9
Total Franchisee Notes	$13.8	$25.6	$11.1	$12.1	$6.4	$9.6	$78.6

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
July 1, 2022	$3.2	$1.6	$6.1	$10.9	$307.8	$318.7	$6.1
December 31, 2021	3.3	1.7	6.5	11.5	306.6	318.1	6.5
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of July 1, 2022 and December 31, 2021.
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

The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	July 1, 2022			December 31, 2021
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$54.1	$11.8	$65.9	$54.3	$12.5	$66.8
Provision for credit losses	12.3	2.3	14.6	24.9	4.2	29.1
Write-offs	(16.5)	(2.9)	(19.4)	(27.5)	(5.6)	(33.1)
Recoveries of amounts previously charged off	1.0	—	1.0	2.4	0.7	3.1
Allowance for credit losses, end of period	$50.9	$11.2	$62.1	$54.1	$11.8	$65.9
The ending balance as of July 1, 2022 of $62.1 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $20.9 million and $41.2 million, respectively. The ending balance as of December 31, 2021 of $65.9 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $23.4 million and $42.5 million, respectively.
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of:

($ in millions)	July 1, 2022	December 31, 2021
Cost basis of trade accounts receivable	$405.3	$406.3

Allowance for credit losses balance, beginning of year	15.5	18.1
Provision for credit losses	1.9	7.7
Write-offs	(3.0)	(10.2)
Reclassification to held for sale	(0.3)	—
Foreign currency and other	(0.8)	(0.1)
Allowance for credit losses balance, end of period	13.3	15.5
Net trade accounts receivable balance	$392.0	$390.8

NOTE 4. GOODWILL
The following is a rollforward of our carrying value of goodwill:

($ in millions)
Balance, December 31, 2021	$1,667.2
Measurement period adjustments for prior period acquisition	(5.8)
Addition to goodwill for current year acquisitions	150.2
Reclassification to held for sale	(56.0)
FX translation	(47.8)
Balance, July 1, 2022	$1,707.8

Accumulated impairment charges were $85.3 million as of July 1, 2022 and December 31, 2021. No impairment charges were recorded during the six months ended July 1, 2022.

NOTE 5. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	July 1, 2022	December 31, 2021
Short-term borrowings:
India Credit Facility	$1.7	$1.5
Other short-term borrowings and bank overdrafts	7.4	2.2
Total short-term borrowings	$9.1	$3.7

Long-term debt:
Two-Year Term Loans due 2023	$600.0	$600.0
Three-Year Term Loans due 2024	400.0	400.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2026	14.0	—
Total long-term debt	2,614.0	2,600.0
Less: discounts and debt issuance costs	(14.8)	(16.2)
Total long-term debt, net	$2,599.2	$2,583.8
Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the short-term borrowings section above are immaterial. Given the nature of the short-term borrowings, the carrying value approximates fair value at both July 1, 2022 and December 31, 2021.
Credit Facilities
Revolving Credit Facility

On April 28, 2021, the Company refinanced its existing credit agreement. The amended and restated credit agreement (the “A&R Credit Agreement”) extended the term of the $750.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) from September 29, 2023 to April 28, 2026 and reduced the interest rate.

The Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a ratings-based margin which was 117.5 basis points as of July 1, 2022.

As of July 1, 2022, $14.0 million was outstanding under the Revolving Credit Facility.

Three-Year Term Loans Due 2024

The A&R Credit Agreement also extended the term of the $400.0 million Three-Year Term Loans Due 2024 from October 6, 2023 to October 28, 2024 and reduced the interest rate. The Three-Year Term Loans bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 112.5 basis points as of July 1, 2022. The interest rate was 2.76% per annum as of July 1, 2022. We are not obligated to make repayments prior to the maturity date. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.
Two-Year Term Loans Due 2023
The Two-Year Term Loans Due 2023 bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 75.0 basis points as of July 1, 2022. The interest rate was 2.42% per annum as of July 1, 2022. The Two-Year Term Loans Due 2023 mature on September 13, 2023. We are not obligated to make repayments prior to the maturity date. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.
The A&R Credit Agreement requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of July 1, 2022.

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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to our operations and as of July 1, 2022 we were in compliance with all of the covenants under the Registered Notes.
The estimated fair value of the Registered Notes was $1.3 billion as of July 1, 2022. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Notes may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
India Credit Facility
The Company has a credit facility with Citibank, N.A. with borrowing capacity of up to 850.0 million Indian Rupees (or $10.8 million as of July 1, 2022) to facilitate working capital needs for certain businesses in India. As of July 1, 2022, the Company had $9.1 million borrowing capacity remaining. The effective interest rate associated with outstanding borrowings was 6.46% as of July 1, 2022.
Other
As of July 1, 2022, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Condensed Balance Sheet. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings on the Consolidated Condensed Balance Sheet.

Interest payments associated with the above short-term borrowings were not significant for the six months ended July 1, 2022 and July 2, 2021.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income/(loss) by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Three Months Ended July 1, 2022:
Balance, April 1, 2022	$169.8	$(3.1)		$166.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(63.1)	—		(63.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.1		0.1
Income tax impact	—	—		—
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1	(b)	0.1
Net current period other comprehensive income (loss), net of income taxes	(63.1)	0.1		(63.0)
Balance, July 1, 2022	$106.7	$(3.0)		$103.7

For the Three Months Ended July 2, 2021:
Balance, April 2, 2021	$182.6	$(4.4)		$178.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(2.0)	—		(2.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.1		0.1
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	—	(b)	—
Net current period other comprehensive income (loss), net of income taxes	(2.0)	—		(2.0)
Balance, July 2, 2021	$180.6	$(4.4)		$176.2

(a) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(b) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Six Months Ended July 1, 2022:
Balance, December 31, 2021	$184.9	$(3.2)		$181.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(78.2)	—		(78.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.2		0.2
Income tax impact	—	—		—
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.2	(b)	0.2
Net current period other comprehensive income (loss), net of income taxes	(78.2)	0.2		(78.0)
Balance, July 1, 2022	$106.7	$(3.0)		$103.7

For the Six Months Ended July 2, 2021:
Balance, December 31, 2020	$198.3	$(4.5)		$193.8
Other comprehensive income (loss) before reclassifications, net of income taxes	(17.7)	—		(17.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.2		0.2
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1	(b)	0.1
Net current period other comprehensive income (loss), net of income taxes	(17.7)	0.1		(17.6)
Balance, July 2, 2021	$180.6	$(4.4)		$176.2

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
Contract Assets
In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations and not only subject to the passage of time. Contract assets were $12.1 million and $10.4 million as of July 1, 2022 and December 31, 2021, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. As of July 1, 2022 and December 31, 2021, we had $77.3 million and $78.4 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis.
Impairment losses recognized on our revenue-related contract assets were insignificant during the three and six months ended July 1, 2022 and July 2, 2021.

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
The Company’s contract liabilities consisted of the following:

($ in millions)	July 1, 2022	December 31, 2021
Deferred revenue - current	$132.6	$133.7
Deferred revenue - noncurrent	50.6	56.3
Total contract liabilities	$183.2	$190.0
During the three and six months ended July 1, 2022, we recognized $27.8 million and $79.3 million, respectively, of revenue related to the Company’s contract liabilities at December 31, 2021. The change in contract liabilities from December 31, 2021 to July 1, 2022 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services as well as the impact of the acquisition of Driivz and inclusion of the acquired contract liabilities.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts with expected customer delivery dates beyond one year from July 1, 2022 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Performance obligations as of July 1, 2022 are $353.0 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 40 percent of the remaining performance obligations will be fulfilled within the next two years, 70 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by sales of products and services, geographic location, solution and major product group, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales:
Sales of products	$702.5	$660.8	$1,376.4	$1,305.4
Sales of services	73.9	63.8	148.1	126.6
Total	$776.4	$724.6	$1,524.5	$1,432.0

Geographic:
North America (a)	$583.9	$512.7	$1,143.3	$1,021.2
Western Europe	56.1	67.6	119.8	122.6
High growth markets	104.0	109.5	197.9	221.3
Rest of world	32.4	34.8	63.5	66.9
Total	$776.4	$724.6	$1,524.5	$1,432.0

Solution:
Retail fueling hardware	$214.7	$208.8	$395.3	$405.3
Auto repair	157.1	164.4	334.5	329.1
Service and other recurring revenue	117.1	119.5	244.0	243.4
Environmental	74.6	63.5	136.3	125.1
Retail solutions	138.8	97.3	261.3	188.7
Software-as-a-service	43.9	46.5	88.9	93.5
Alternative energy (b)	18.6	12.2	39.9	21.9
Smart cities	9.0	8.8	19.3	17.1
Other (b)	2.6	3.6	5.0	7.9
Total	$776.4	$724.6	$1,524.5	$1,432.0

Major Product Group:
Mobility technologies	$594.9	$536.1	$1,140.9	$1,053.0
Diagnostics and repair technologies	181.5	188.5	383.6	379.0
Total	$776.4	$724.6	$1,524.5	$1,432.0
(a) Includes sales in the United States of $564.3 million and $492.4 million for the three months ended July 1, 2022 and July 2, 2021, respectively, and sales in the United States of $1,105.0 million and $986.6 million for the six months ended July 1, 2022 and July 2, 2021, respectively.
(b) Certain prior year amounts were reclassified from “Other” and “E-mobility” to “Alternative energy” to conform with current year presentation.

NOTE 8. INCOME TAXES

Our effective tax rate for the three and six months ended July 1, 2022 was 19.2% and 21.0%, respectively, as compared to 24.4% and 24.0% for the three and six months ended July 2, 2021. The year-over-year decrease in the effective tax rate for the three months ended July 1, 2022 as compared to the comparable period in the prior year was primarily due to the tax impact of recording our investment in Tritium at fair value and the settlement of uncertain tax positions in the period. The year-over-year decrease in the effective tax rate for the six months ended July 1, 2022 as compared to the comparable period in the prior year was primarily due to an increase in non-taxable income related to our previously held equity interest in Driivz and the tax impact of recording our investment in Tritium at fair value.

Our effective tax rate for both periods in 2022 and 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate, which for the six months ended July 1, 2022, was offset by the increase in non-taxable income related to our previously held equity interest in Driivz.
NOTE 9. LEASES

Operating lease cost was $5.8 million and $4.6 million for the three months ended July 1, 2022 and July 2, 2021, respectively. For the six months ended July 1, 2022 and July 2, 2021, operating lease cost was $11.2 million and $10.5 million, respectively. During the six months ended July 1, 2022 and July 2, 2021, cash paid for operating leases included in operating cash flows was $10.0 million and $10.1 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $3.1 million and $4.0 million for the six months ended July 1, 2022 and July 2, 2021, respectively.

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
The following is a rollforward of the Company’s accrued warranty liability:

($ in millions)
Balance, December 31, 2021	$49.4
Accruals for warranties issued during the period	16.1
Settlements made	(15.7)
Effect of foreign currency translation	(0.6)
Reclassification to held for sale	(1.5)
Balance, July 1, 2022	$47.7
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

We recorded gross liabilities associated with known and future expected asbestos claims of $73.8 million and $79.0 million as of July 1, 2022 and December 31, 2021, respectively. Known and future expected asbestos claims of $15.0 million and $21.5 million are included in Accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets as of July 1, 2022 and December 31, 2021, respectively. Known and future expected asbestos claims of $58.8 million and $57.5 million are included in Other long-term liabilities on the Consolidated Condensed Balance Sheets as of both July 1, 2022 and December 31, 2021.

We recorded the related projected insurance recoveries of $40.0 million and $45.0 million as of July 1, 2022 and December 31, 2021, respectively. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of July 1, 2022 include $9.7 million in Prepaid expenses and other current assets and $30.3 million in Other assets. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2021 include $14.8 million in Prepaid expenses and other current assets and $30.2 million in Other assets.

Guarantees

As of July 1, 2022 and December 31, 2021, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $87.1 million and $92.6 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

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
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 1, 2022
Equity securities measured at fair value	$135.1	$—	$—	$135.1
Earn-out liabilities	—	—	4.5	4.5
Deferred compensation liabilities	—	5.1	—	5.1
December 31, 2021
Deferred compensation liabilities	$—	$4.8	$—	$4.8
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

Other Investments
The Company holds a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) which historically was recorded at cost in Other assets on the Consolidated Condensed Balance Sheets. On January 13, 2022, Tritium announced that it completed a business combination with Decarbonization Plus Acquisition Corporation II to make Tritium a publicly listed company on NASDAQ under the symbol “DCFC”. As Tritium is now publicly traded, the Company records its investment at fair value in Equity securities measured at fair value on the Consolidated Condensed Balance Sheets with changes in the value recorded in Unrealized (loss)/gain on equity securities measured at fair value on the Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss) and the Consolidated Condensed Statements of Cash Flows.
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
As of July 1, 2022, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.7 billion of goodwill and $642.7 million of identifiable intangible assets, net.
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

Net payments made during the three and six months ended July 1, 2022 were not significant.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Six Months Ended
($ and shares in millions, except per share amounts)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Numerator:
Net earnings	$33.3	$82.3	$283.5	$173.3

Denominator:
Basic weighted average common shares outstanding	160.5	169.0	163.2	168.8
Effect of dilutive stock options and RSUs	0.7	1.1	0.7	1.0
Diluted weighted average common shares outstanding	161.2	170.1	163.9	169.8

Earnings per share:
Basic	$0.21	$0.49	$1.74	$1.03
Diluted	$0.21	$0.48	$1.73	$1.02

Anti-dilutive shares	3.2	2.8	3.3	2.9

Share Repurchase Program

On May 24, 2022, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021, bringing the total amount authorized for future share repurchases back up to $500 million. Under the share repurchase program, the Company will purchase shares of common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of shares repurchased will be determined by the Company’s management based on market conditions, share price, applicable legal requirements and other factors. The Company may enter into Rule 10b5-1 plans to facilitate purchases under the share repurchase program. The share repurchase program may be suspended or discontinued at any time and has no expiration date.

In February 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution whereupon we provided them with a prepayment of $250.0 million and received an initial delivery of 8.2 million shares of our common stock. During the three months ended July 1, 2022, we received an additional 1.8 million shares of our common stock as final settlement of the ASR. In total, the Company repurchased 10.0 million shares under the ASR at an average price of $25.11 per share.

During the six months ended July 1, 2022, the Company repurchased an additional 0.9 million of the Company’s shares for $21.1 million through open market transactions at an average price per share of $23.65. Additionally, as of July 1, 2022, repurchases of 0.30 million shares for $7.0 million were unsettled.

As of July 1, 2022, the Company has remaining authorization to repurchase $479 million of its common stock under the share repurchase program.

NOTE 14. ASSETS AND LIABILITIES HELD FOR SALE

Hennessy

During the three months ended July 1, 2022, the Company reached the strategic decision to exit our Hennessy business. The Company determined that the associated assets and liabilities met the held for sale accounting criteria and they were classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Condensed Balance Sheet as of July 1, 2022. The assets and liabilities were measured at the lower of fair value less costs to sell or the carrying value. The operations of Hennessy did not meet the criteria to be presented as discontinued operations.

Global Traffic Technologies

During the three months ended July 1, 2022, the Company reached the strategic decision to exit our Global Traffic Technologies business (collectively with Hennessy, the “Disposal Groups”). The Company determined that the associated assets and liabilities met the held for sale accounting criteria and they were classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Condensed Balance Sheet as of July 1, 2022. The assets and liabilities were measured at the lower of fair value less costs to sell or the carrying value. The operations of Global Traffic Technologies did not meet the criteria to be presented as discontinued operations.

The following table summarizes the carrying amounts of major classes of assets and liabilities of the Disposal Groups as of:

($ in millions)	July 1, 2022
ASSETS
Accounts receivable, net	$25.7
Inventories	20.1
Other current assets	1.7
Property, plant and equipment, net	12.3
Other intangible assets, net	28.6
Goodwill	56.0
Other assets	5.9
Total assets held for sale	$150.3
LIABILITIES
Trade accounts payable	$24.8
Accrued expenses and other current liabilities	15.3
Other long-term liabilities	10.2
Total liabilities held for sale	$50.3

NOTE 15. SUBSEQUENT EVENT

On August 2, 2022, the Company entered into an agreement to acquire Invenco for $80 million plus additional, contingent consideration. Invenco, which is headquartered in Auckland, New Zealand is a leading global provider of open platform retailing and payment hardware and software solutions. The transaction is expected to close in the third quarter of 2022.

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

BUSINESS PERFORMANCE AND OUTLOOK
Business Performance
On an overall basis, sales of our hardware and software products and services increased during the three and six months ended July 1, 2022. As compared to the comparable periods of 2021, aggregate year-over-year total sales increased 7.2% and 6.5% for the three and six months ended July 1, 2022, respectively. Sales from existing businesses increased 1.6% and 0.8% during the three and six months ended July 1, 2022, respectively, as compared to the comparable periods in 2021.
The increase in total sales during the three months ended July 1, 2022 was primarily driven by our acquisition of DRB Systems, LLC (“DRB”), which is part of our mobility technologies platform as well as strong demand for environmental and alternative energy solutions. The Company saw strong demand for environmental and alternative energy solutions within our mobility technologies platform but was impacted by the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards, the end of Mexico fiscal regulation upgrades, and in our diagnostics and repair technologies platform. Changes in foreign currency exchange rates negatively impacted our sales growth by 2.6% during the three months ended July 1, 2022 compared to the comparable period in 2021.
The increase in total sales during the six months ended July 1, 2022 was primarily driven by our acquisition of DRB. Our mobility technologies platform had strong demand for alternative energy and environmental solutions but was impacted by the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards as well as the end of Mexico fiscal regulation upgrades. Additionally, total sales increased due to our diagnostics and repair technologies platform which experienced strong demand across most product categories, most notably specialty tools and diagnostics as well as the impact of price increases by the Company across its portfolio. Changes in foreign currency exchange rates negatively impacted our sales growth by 2.0% during the six months ended July 1, 2022 compared to the comparable period in 2021.

In developed markets, year-over-year total sales and sales from existing businesses for the three months ended July 1, 2022 increased at a rate in the high single digits and low single digits, respectively. The increase in total sales was primarily due to an increase in North America related to the impact of our acquisition of DRB and strong demand for our alternative energy solutions which was partially offset by declines in Western Europe. High growth markets decreased at a rate in the mid single digits primarily due to declines in Latin America primarily due to the end of Mexico fiscal regulation upgrades.

In developed markets, year-over-year total sales and sales from existing businesses for the six months ended July 1, 2022 increased at a rate in the high single digits and low single digits, respectively. The increase in total sales was primarily due to an increase in North America related to the impact of our acquisition of DRB and strong demand for our alternative energy solutions which was partially offset by declines in Western Europe. High growth markets decreased at a rate in the low double digits primarily due to declines in Latin America primarily due to the end of Mexico fiscal regulation upgrades.

In February 2022, Russian forces invaded Ukraine resulting in broad economic sanctions being imposed on Russia that has further increased existing global supply chain, logistic, and inflationary challenges. We have indefinitely ceased all sales and shipments in Russia. Our business in Russia and Ukraine were not material to our results and accounted for less than 1% of total revenue for the fiscal year ended December 31, 2021. As of July 1, 2022, our net assets in Russia totaled less than $1.0 million.
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

We are monitoring the ongoing impact of COVID-19 on the global economy and our business, including government mandated containment measures, such as the lockdown implemented in Shanghai, China. Continued implementation or expansion of government mandated containment measures, including shutdowns in countries such as China, could have a material adverse impact on our future results.

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

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Total sales	$776.4	$724.6	$1,524.5	$1,432.0
Total cost of sales	(428.3)	(406.1)	(841.1)	(801.7)
Gross profit	348.1	318.5	683.4	630.3
Operating costs:
Selling, general and administrative expenses ("SG&A")	(176.7)	(164.6)	(342.7)	(310.3)
Research and development expenses ("R&D")	(34.9)	(32.9)	(69.4)	(66.1)
Operating profit	$136.5	$121.0	$271.3	$253.9

Gross profit as a % of sales	44.8%	44.0%	44.8%	44.0%
SG&A as a % of sales	22.8%	22.7%	22.5%	21.7%
R&D as a % of sales	4.5%	4.5%	4.6%	4.6%
Operating profit as a % of sales	17.6%	16.7%	17.8%	17.7%

Components of Sales Growth

	% Change Three Months Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six Months Ended July 1, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	7.2%	6.5%
Existing businesses (Non-GAAP)	1.6%	0.8%
Acquisitions (Non-GAAP)	8.2%	7.7%
Currency exchange rates (Non-GAAP)	(2.6)%	(2.0)%

Total sales within our mobility technologies platform increased low double digits during the three months ended July 1, 2022 as compared to the comparable period of 2021 which was primarily attributable to our acquisition of DRB. Our sales from existing businesses in our mobility technologies platform were up low single digits primarily due to strong demand for environmental and alternative energy solutions which were partially offset by the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards as well as the end of Mexico fiscal regulation upgrades.

Total sales within our mobility technologies platform increased high single digits during the six months ended July 1, 2022 as compared to the comparable period of 2021 which was primarily attributable to our acquisition of DRB. Our sales from existing businesses in our mobility technologies platform increased low single digits primarily due to strong demand for environmental and alternative energy solutions which were partially offset by the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards as well as the end of Mexico fiscal regulation upgrades.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform decreased mid single digits during the three months ended July 1, 2022 as compared to the comparable period in 2021 due to a normalization of demand to a more typical growth and operating profile at post-pandemic levels. Additionally, we experienced some labor challenges that did not allow us to reduce backlog as anticipated.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased low single digits during the six months ended July 1, 2022 as compared to the comparable period in 2021. The results of our diagnostics and repair technologies platform were driven primarily by continued strong demand across most product categories, most notably specialty tools and diagnostics.

The impact on the Company of price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 5.7% and 5.0% to sales growth during the three and six months ended July 1, 2022 versus the comparable periods in 2021.

The impact of currency translation decreased reported sales 2.6% and 2.0% on a year-over-year basis during the three and six-month periods ended July 1, 2022, respectively, primarily due to the unfavorable impact of the strengthening of the U.S. dollar against most other major currencies in 2022 compared to the comparable periods of 2021.

Cost of Sales

Cost of sales increased $22.2 million for the three months ended July 1, 2022, as compared to the comparable period in 2021, which was due primarily to the impact of the acquisition of DRB as well as increased costs due to inflationary pressures.

The year-over-year increase of $39.4 million in cost of sales for the six months ended July 1, 2022 as compared to the comparable period in 2021 was primarily due to the impact of DRB as well as increased costs due to inflationary pressures.

Gross Profit

Gross profit increased during the three months ended July 1, 2022, as compared to the comparable period in 2021, which was primarily due to the impact of the Company’s price increases and the impact of the acquisition of DRB and was partially offset by the increased costs due to inflationary pressures.

The year-over-year increase in gross profit for the six months ended July 1, 2022 as compared to the comparable period in 2021 is primarily due to the impact of the Company’s price increases and the impact of the acquisition of DRB and was partially offset by the increased costs due to inflationary pressures.

The 80 basis point increase in gross profit margin during both the three and six months ended July 1, 2022 as compared to the comparable periods in 2021 is primarily due to price increases and the impact of the DRB acquisition which were partially offset by increased costs due to inflationary pressures.

Operating Costs and Other Expenses

SG&A expenses increased by $12.1 million, or 10 basis points as a percentage of sales, during the three months ended July 1, 2022, as compared to the comparable period in 2021, primarily due to the impact of the acquisition of DRB.

SG&A expenses increased by $32.4 million, or 80 basis points as a percentage of sales, during the six months ended July 1, 2022, as compared to the comparable period in 2021, primarily due to the impact of the acquisition of DRB.

R&D expenses (consisting principally of internal and contract engineering personnel costs) increased $2.0 million and $3.3 million during the three and six months ended July 1, 2022, respectively, as compared to the comparable periods in 2021, primarily due to the impact of our acquisitions of DRB and Driivz. R&D expense as a percentage of sales was relatively flat during the three and six months ended July 1, 2022.

Operating Profit

Operating profit margin increased 90 basis points during the three months ended July 1, 2022 as compared to the comparable period in 2021.

Year-over-year operating profit margin comparisons were favorably impacted by:

•The year-over-year impacts of sales volumes, price, sales mix, other operating impacts and changes in foreign currency exchange rates — favorable 380 basis points
•The year-over-year operating effect of our acquisition of DRB — favorable 130 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•The year-over-year operating effect of our current year acquisitions — unfavorable 50 basis points
•Increased costs due to inflationary pressures — unfavorable 370 basis points

Operating profit margin increased 10 basis points during the six months ended July 1, 2022 as compared to the comparable period in 2021.

Year-over-year operating profit margin comparisons were favorably impacted by:

•The year-over-year impacts of sales volumes, price, sales mix, other operating impacts and changes in foreign currency exchange rates — favorable 270 basis points
•The year-over-year operating effect of our acquisition of DRB — favorable 110 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•The year-over-year operating effect of our current year acquisitions — unfavorable 50 basis points
•Increased costs due to inflationary pressures — unfavorable 320 basis points

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

Comparison of the Three and Six Months Ended July 1, 2022 and July 2, 2021

Our effective tax rate for the three and six months ended July 1, 2022 was 19.2% and 21.0%, respectively, as compared to 24.4% and 24.0% for the three and six months ended July 2, 2021. The year-over-year decrease in the effective tax rate for the three months ended July 1, 2022 as compared to the comparable period in the prior year was primarily due to the tax impact of recording our investment in Tritium at fair value and the settlement of uncertain tax positions in the period. The year-over-year decrease in the effective tax rate for the six months ended July 1, 2022 as compared to the comparable period in the prior year was primarily due to an increase in non-taxable income related to our previously held equity interest in Driivz and the tax impact of recording our investment in Tritium at fair value.

Our effective tax rate for both periods in 2022 and 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate, which for the six months ended July 1, 2022, was offset by the increase in non-taxable income related to our previously held equity interest in Driivz.
COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) decreased by $110.0 million during the three months ended July 1, 2022 as compared to the comparable period in 2021 primarily due to unfavorable changes in foreign currency adjustments of $61.1 million and net earnings that were lower by $49.0 million.
Comprehensive income (loss) increased by $49.8 million during the six months ended July 1, 2022 as compared to the comparable period in 2021 primarily due to net earnings that were higher by $110.2 million and unfavorable changes in foreign currency adjustments of $60.5 million.

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
2022 Financing and Capital Transactions
During the six months ended July 1, 2022, we completed the following financing and capital transactions:
•Entered into a $250.0 million accelerated share repurchase program under which we received 10.0 million shares which are held as Treasury stock;
•Repurchased 0.9 million shares in the open market which are held as Treasury stock.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of July 1, 2022.
Refer also to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021
Net cash provided by operating activities	$48.5	$216.5

Cash paid for acquisitions, net of cash received	$(186.6)	$—
Payments for additions to property, plant and equipment	(26.5)	(21.7)
Proceeds from sale of asset	0.2	—
Cash paid for equity investments	(7.3)	(7.6)
Net cash used in investing activities	$(220.2)	$(29.3)

Proceeds from issuance of long-term debt	$144.0	$1,586.5
Repayment of long-term debt	(130.0)	(1,400.0)
Payment for debt issuance costs	—	(5.0)
Payment of common stock cash dividend	(8.0)	(4.2)
Purchase of treasury stock	(271.1)	—
Net borrowings (repayments) of short-term debt	5.0	(5.5)
Net transfers to Former Parent	—	(31.8)
Proceeds from stock option exercises	0.6	4.2
Acquisition of noncontrolling interest	—	(1.9)
Other financing activities	(3.3)	(4.1)
Net cash (used in) provided by financing activities	$(262.8)	$138.2

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $48.5 million during the six months ended July 1, 2022, a decrease of $168.0 million, as compared to the comparable period in 2021. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Operating cash flows were impacted slightly by the year-over-year increase in operating profit which was primarily due to an increase in gross profit of $53.1 million and was partially offset by an increase of Selling, general and administrative expenses of $32.4 million.
•The aggregate of accounts receivable and long-term financing receivables used $31.8 million of operating cash flows during the six months ended July 1, 2022 compared to providing $47.3 million in the comparable period of 2021. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $165.4 million during the six months ended July 1, 2022 compared to using $48.8 million in the comparable period of 2021. This change is due primarily to the timing of accruals and payments as well as working capital needs.

Investing Activities
Net cash used in investing activities increased by $190.9 million during the six months ended July 1, 2022 as compared to the comparable period in 2021 primarily due to the cash paid for the acquisitions closed in the six months ended July 1, 2022.

Financing Activities and Indebtedness
Net cash from financing activities decreased by $401.0 million during the six months ended July 1, 2022 as compared to the comparable period in 2021 primarily due to the repurchase of our stock through the ASR and open-market of $271.1 million as well as the impact of net proceeds from long-term borrowings in the prior year comparable period of $186.5 million as compared to net long-term borrowings of $14.0 million in the current year.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2021 Annual Report on Form 10-K.
Supplemental Guarantor Financial Information

As of July 1, 2022, we had $1.6 billion in aggregate principal amount of the Notes and $1.0 billion in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by the Guarantors. Our other subsidiaries do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”). Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Notes and the Term Loans.

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

Summarized Results of Operations Data ($ in millions)	Six Months Ended July 1, 2022
Net sales (a)	$826.5
Gross profit (b)	410.8
Net income (c)	$247.2

(a) Includes intercompany sales of $16.7 million for the six months ended July 1, 2022.
(b) Includes intercompany gross profit of $3.9 million for the six months ended July 1, 2022.
(c) Includes pretax intercompany net income of $50.5 million for the six months ended July 1, 2022.

	July 1, 2022	December 31, 2021
Summarized Balance Sheet Data ($ in millions)
Assets
Current assets	$452.3	$364.2
Intercompany receivables	801.0	581.1
Noncurrent assets	603.0	603.7
Total assets	$1,856.3	$1,549.0
Liabilities
Current liabilities	$355.6	$399.2
Intercompany payables	345.0	400.3
Noncurrent liabilities	2,651.9	2,635.4
Total liabilities	$3,352.5	$3,434.9

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2021 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2021 Annual Report on Form 10-K. There were no material changes to this information during the quarter ended July 1, 2022.
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

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2021 Annual Report on Form 10-K. There were no material changes during the three months ended July 1, 2022 to the risk factors reported in our 2021 Annual Report on Form 10-K.

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

In February 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution whereupon we provided them with a prepayment of $250.0 million and received an initial delivery of 8.2 million shares of our common stock. During the three months ended July 1, 2022, we received an additional 1.8 million shares of our common stock as final settlement of the ASR. In total, the Company repurchased 10.0 million shares under the ASR at an average price per share of $25.11.
The following table sets forth our share repurchase activity for the three months ended July 1, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 2, 2022 to April 30, 2022	—	$—	—	$243
May 1, 2022 to May 31, 2022	1.5	25.25	1.5	500
June 1, 2022 to July 1, 2022 (2)	0.6	23.09	0.6	479
Total	2.1		2.1
(1) All shares are covered by our $500 million share repurchase program. The program was approved on May 19, 2021 and has no expiration date. On May 24, 2022, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program announced in May 2021, bringing the total amount authorized for future share repurchases back up to $500 million.
(2) Remaining authorization reflects the repurchase of 0.3 million shares for $7.0 million that were unsettled at July 1, 2022 which are not reflected in the total number of shares purchased or average share price.

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

VONTIER CORPORATION:

Date: August 5, 2022	By:	/s/ David H. Naemura
David H. Naemura
Senior Vice President and Chief Financial Officer

Date: August 5, 2022	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer