Form 10-Q
period 2022-09-30
Vontier Corp
filed 2022-11-04
CIK 1786842

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
 ________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 28, 2022 was 157,993,435.

VONTIER CORPORATION
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121.7	$572.6
Accounts receivable, less allowance for credit losses of $34.3 million and $38.9 million as of September 30, 2022 and December 31, 2021, respectively	511.2	481.3
Inventories:
Finished goods	146.3	104.7
Work in process	43.6	34.4
Raw materials	187.6	147.9
Total inventories	377.5	287.0
Prepaid expenses and other current assets	123.8	137.3
Equity securities measured at fair value	67.1	—
Current assets held for sale	138.7	—
Total current assets	1,340.0	1,478.2
Property, plant and equipment, net of accumulated depreciation of $236.8 million and $256.3 million as of September 30, 2022 and December 31, 2021, respectively	92.6	100.6
Operating lease right-of-use assets	42.1	45.4
Long-term financing receivables, less allowance for credit losses of $37.3 million and $42.5 million as of September 30, 2022 and December 31, 2021, respectively	249.2	241.7
Other intangible assets, net	670.8	615.9
Goodwill	1,712.4	1,667.2
Other assets	156.6	200.8
Total assets	$4,263.7	$4,349.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$7.7	$3.7
Trade accounts payable	413.5	424.9
Current operating lease liabilities	12.3	12.8
Accrued expenses and other current liabilities	402.4	492.0
Current liabilities held for sale	39.4	—
Total current liabilities	875.3	933.4
Long-term operating lease liabilities	32.7	35.6
Long-term debt	2,635.9	2,583.8
Other long-term liabilities	219.8	223.3
Commitments and Contingencies
Equity:
Preferred stock -- 15,000,000 authorized shares; no par value and none issued and outstanding	—	—
Common stock, $0.0001 par value -- 1,985,000,000 shares authorized; 169,598,805 and 169,168,285 shares issued; and 157,993,435 and 169,168,285 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock, at cost — 11,605,370 and no shares at September 30, 2022 and December 31, 2021, respectively	(288.0)	—
Additional paid-in capital	19.4	1.5
Retained earnings	706.9	386.7
Accumulated other comprehensive income	59.0	181.7
Total Vontier stockholders’ equity	497.3	569.9
Noncontrolling interests	2.7	3.8
Total stockholders’ equity	500.0	573.7
Total liabilities and equity	$4,263.7	$4,349.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales of products	$707.7	$699.7	$2,080.5	$2,005.1
Sales of services	80.3	68.8	232.0	195.4
Total sales	788.0	768.5	2,312.5	2,200.5
Cost of product sales	(373.0)	(371.8)	(1,115.8)	(1,067.3)
Cost of service sales	(55.1)	(50.3)	(153.4)	(156.5)
Total cost of sales	(428.1)	(422.1)	(1,269.2)	(1,223.8)
Gross profit	359.9	346.4	1,043.3	976.7
Operating costs:
Selling, general and administrative expenses	(174.7)	(147.8)	(517.4)	(458.1)
Research and development expenses	(35.0)	(31.2)	(104.4)	(97.3)
Operating profit	150.2	167.4	421.5	421.3
Non-operating income (expense), net:
Interest expense, net	(17.9)	(12.0)	(46.1)	(34.4)
Write-off of deferred financing costs	—	—	—	(3.4)
Gain on settlement of investment	—	3.2	—	3.2
Gain on previously held equity interests from combination of business	—	—	32.7	—
Unrealized (loss)/gain on equity securities measured at fair value	(65.8)	—	17.2	—
Other non-operating income (expense), net	1.4	(0.2)	1.3	(0.3)
Earnings before income taxes	67.9	158.4	426.6	386.4
Provision for income taxes	(17.8)	(31.1)	(93.0)	(85.8)
Net earnings	$50.1	$127.3	$333.6	$300.6

Net earnings per share:
Basic	$0.32	$0.75	$2.07	$1.78
Diluted	$0.32	$0.75	$2.06	$1.77
Average common stock and common equivalent shares outstanding:
Basic	158.2	169.1	161.5	168.9
Diluted	158.7	170.3	162.2	170.0

Net earnings	$50.1	$127.3	$333.6	$300.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(44.7)	(7.0)	(122.9)	(24.7)
Other adjustments	—	0.2	0.2	0.3
Total other comprehensive loss, net of income taxes	(44.7)	(6.8)	(122.7)	(24.4)
Comprehensive income	$5.4	$120.5	$210.9	$276.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	169.2	$—	—	$—	$1.5	$386.7	$181.7	$3.8	$573.7
Net earnings	—	—	—	—	—	250.2	—	—	250.2
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation expense	—	—	—	—	6.1	—	—	—	6.1
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.3	—	—	—	(2.0)	—	—	—	(2.0)
Purchase of treasury stock	—	—	(8.5)	(207.0)	—	(50.0)	—	—	(257.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, April 1, 2022	169.5	$—	(8.5)	$(207.0)	$5.6	$582.9	$166.7	$3.7	$551.9
Net earnings	—	—	—	—	—	33.3	—	—	33.3
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(63.0)	—	(63.0)
Stock-based compensation expense	—	—	—	—	7.0	—	—	—	7.0
Exercise of common stock options and stock award distributions, net of shares for tax withholding	—	—	—	—	0.2	—	—	—	0.2
Purchase of treasury stock	—	—	(2.3)	(71.0)		50.0	—	—	(21.0)
Change in noncontrolling interests and other	—	—	—	—	—	(1.4)	—	(0.3)	(1.7)
Balance, July 1, 2022	169.5	$—	(10.8)	$(278.0)	$12.8	$660.8	$103.7	$3.4	$502.7
Net earnings	—	—			—	50.1	—	—	50.1
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)

Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(44.7)	—	(44.7)
Stock-based compensation expense	—	—	—	—	5.9	—	—	—	5.9
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.1	—	—	—	0.7	—	—	—	0.7
Purchase of treasury stock	—	—	(0.8)	(10.0)	—	—	—	—	(10.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance, September 30, 2022	169.6	$—	(11.6)	$(288.0)	$19.4	$706.9	$59.0	$2.7	$500.0
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
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net earnings	$333.6	$300.6
Non-cash items:
Depreciation and amortization expense	86.8	59.0
Stock-based compensation expense	19.0	19.3
Write-off of deferred financing costs	—	3.4
Amortization of debt issuance costs	2.5	2.6
Gain on previously held equity interests from combination of business	(32.7)	—
Gain on settlement of investment	—	(3.2)
Unrealized gain on equity securities measured at fair value	(17.4)	—
Amortization of acquisition-related inventory fair value step-up	—	1.6
Gain on equity investments	(2.8)	—
Fixed asset impairment	2.1	—
Change in deferred income taxes	(16.8)	(27.4)
Change in accounts receivable and long-term financing receivables, net	(76.1)	(25.0)
Change in other operating assets and liabilities	(158.4)	11.0
Net cash provided by operating activities	139.8	341.9
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(277.1)	(955.5)
Payments for additions to property, plant and equipment	(43.0)	(32.9)
Proceeds from sale of asset	0.2	—
Cash paid for equity investments	(11.3)	(7.6)
Proceeds from sale of equity securities	5.1	—
Cash received for settlement of investment	—	7.0
Net cash used in investing activities	(326.1)	(989.0)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	235.0	2,186.5
Repayment of long-term debt	(185.0)	(1,400.0)
Payment for debt issuance costs	—	(5.1)
Payment of common stock cash dividend	(12.0)	(8.4)
Purchase of treasury stock	(288.0)	—
Net borrowings (repayments) of short-term debt	3.6	(6.2)
Net transfers to Former Parent	—	(35.6)
Proceeds from stock option exercises	1.3	6.8
Acquisition of noncontrolling interest	—	(1.9)
Other financing activities	(3.8)	(4.8)
Net cash (used in) provided by financing activities	(248.9)	731.3
Effect of exchange rate changes on cash and cash equivalents	(15.7)	(5.8)
Net change in cash and cash equivalents	(450.9)	78.4
Beginning balance of cash and cash equivalents	572.6	380.5
Ending balance of cash and cash equivalents	$121.7	$458.9
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

2021 Acquisitions

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

The acquisition of DRB was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The majority of goodwill derived from this acquisition is deductible for tax purposes.

The Company’s final purchase price allocation is as follows:

($ in millions)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation	Weighted Average Amortization Period
Accounts receivable	$17.3	$(3.3)	$14.0
Inventories	21.0	(0.1)	20.9
Prepaid and other current assets	3.8	(0.1)	3.7
Technology	142.1	0.5	142.6	9.0
Customer relationships	227.0	—	227.0	11.0
Trade names	36.0	—	36.0	14.0
Goodwill	587.4	(15.6)	571.8
Other assets	14.9	0.1	15.0
Trade accounts payable	(5.8)	—	(5.8)
Accrued expenses and other current liabilities	(44.6)	2.5	(42.1)
Other long-term liabilities	(43.6)	16.3	(27.3)
Purchase price, net of cash acquired	$955.5	$0.3	$955.8

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

2022 Acquisitions

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

The Company’s estimate of the purchase price allocation is as follows:

($ in millions)	Driivz	Weighted Average Amortization Period
Accounts receivable	$1.0
Technology	56.3	8.0
Customer relationships	28.1	13.0
Trade names	9.2	16.0
Goodwill	127.4
Other assets	2.9
Trade accounts payable	(0.1)
Accrued expenses and other current liabilities	(12.4)
Other long-term liabilities	(16.8)
Purchase price, net of cash received	$195.6

We recorded certain adjustments to the preliminary purchase price allocation during the nine months ended September 30, 2022 resulting in a net decrease of $3.5 million to goodwill. Revenue and operating profit attributable to the acquisitions was insignificant for the nine months ended September 30, 2022.

The carrying value of the Company’s approximately 19% interest in Driivz prior to the acquisition was $10.3 million, which historically was carried at cost. In connection with the acquisition, this investment was remeasured to a fair value of $43.0 million resulting in the recognition of an aggregate noncash gain of $32.7 million during the first quarter of 2022, which was included in Gain on previously held equity interests from combination of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income. To determine the fair value of the acquired intangible assets and previously held equity interests, management utilized significant unobservable inputs (Level 3 in the fair value hierarchy) and was required to make judgements and estimates about future results such as revenues, margin, net working capital and other valuation assumptions such as useful lives, royalty rates, attrition rates and discount rates. These assumptions are forward looking and could be affected by future economic and market conditions.

Acquisition-related costs related to Driivz are included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Earnings and were $1.2 million.

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

Invenco

On August 31, 2022, the Company acquired all of the outstanding equity interests of Invenco Group Ltd. (“Invenco”) for $85.7 million, net of cash received. The initial purchase price includes contingent consideration initially measured at $9.2 million, which can reach up to $100 million based on achieving certain revenue targets. Invenco, which is based in New Zealand, is a global provider of self service payment solutions with a range of products including outdoor payment terminals, electronic payment servers, payment switches, and cloud services. The acquisition of Invenco further advances the Company’s portfolio diversification and accelerates our digital strategy.

The acquisition of Invenco was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The consideration paid was allocated as follows: (i) $38.4 million to definite-lived intangible assets consisting of developed technology, customer relationships and a trade name with a weighted average amortization period of approximately eight years, (ii) $27.3 million to goodwill and (iii) $20.0 million to other net assets. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The majority of the goodwill derived from this acquisition is not expected to be deductible for tax purposes.

Acquisition-related costs related to Invenco are included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Earnings and were $1.1 million.

The Company has not disclosed post-acquisition or pro-forma revenue and earnings attributable to Invenco as it did not have a material effect on the Company’s results.

The purchase price allocation has not been finalized for Invenco as the analysis of the assets acquired and liabilities assumed has not been completed. The procedures to finalize may result in further adjustments to our purchase accounting that could result in additional measurement period adjustments, which could have a material effect on the consolidated financial statements. The accounting for the acquisition will be completed no later than one year from the acquisition date, in accordance with GAAP.

To determine the preliminary fair value of the acquired intangible assets included above for Invenco, management utilized significant unobservable inputs (Level 3 in the fair value hierarchy). The assumptions used are forward looking and could be affected by future economic and market conditions.

Other Acquisitions

In addition to the acquisitions noted above, in 2022 we acquired all of the outstanding equity interests in two other businesses for $45.5 million, net of cash received. The initial purchase price includes $4.5 million of contingent consideration, which is based on future revenues of the acquired business and is unlimited. Both of these acquisitions align with the Company’s portfolio diversification strategy and enable opportunities in new end markets.

These purchase price allocations have not been finalized as the analysis of the assets and liabilities acquired has not been completed. The procedures to finalize may result in further adjustments to our purchase accounting that could result in additional measurement period adjustments, which could have a material effect on the consolidated financial statements. The accounting for the acquisition will be completed no later than one year from the acquisition date, in accordance with GAAP.

The Company has not disclosed post-acquisition or pro-forma revenue and earnings attributable to these acquisitions as it did not have a material effect on the Company’s results.

Acquisition-related costs related to other acquisitions are included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Earnings and were $1.3 million.

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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses and is insignificant as of September 30, 2022 and December 31, 2021.
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
The components of financing receivables with payments due in less than twelve months that are recorded in Accounts receivable less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	September 30, 2022	December 31, 2021
Gross current financing receivables:
PSAs	$96.1	$98.4
Franchisee Notes	15.8	15.5
Current financing receivables, gross	$111.9	$113.9

Allowance for credit losses:
PSAs	$14.5	$16.9
Franchisee Notes	6.1	6.5
Total allowance for credit losses	20.6	23.4
Total current financing receivables, net	$91.3	$90.5

Net current financing receivables:
PSAs, net	$81.6	$81.5
Franchisee Notes, net	9.7	9.0
Total current financing receivables, net	$91.3	$90.5

The components of financing receivables with payments due beyond one year were as follows:

($ in millions)	September 30, 2022	December 31, 2021
Gross long-term financing receivables:
PSAs	$223.0	$219.7
Franchisee Notes	63.5	64.5
Long-term financing receivables, gross	$286.5	$284.2

Allowance for credit losses:
PSAs	$31.8	$37.2
Franchisee Notes	5.5	5.3
Total allowance for credit losses	37.3	42.5
Total long-term financing receivables, net	$249.2	$241.7

Net long-term financing receivables:
PSAs, net	$191.2	$182.5
Franchisee Notes, net	58.0	59.2
Total long-term financing receivables, net	$249.2	$241.7

Net deferred origination costs were insignificant as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, we had a net unamortized discount on our financing receivables of $16.7 million.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of September 30, 2022 and December 31, 2021 were insignificant.
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
The amortized cost basis of PSAs and Franchisee Notes by origination year as of September 30, 2022, is as follows:

($ in millions)	2022	2021	2020	2019	2018	Prior	Total
PSAs
Credit Score:
Less than 400	$12.7	$9.8	$4.9	$2.7	$0.8	$0.2	$31.1
400-599	20.0	14.6	8.4	4.1	1.5	0.6	49.2
600-799	41.1	30.4	16.0	7.7	2.7	0.9	98.8
800+	65.6	40.5	20.8	9.4	3.0	0.7	140.0
Total PSAs	$139.4	$95.3	$50.1	$23.9	$8.0	$2.4	$319.1

Franchisee Notes
Active distributors	$18.7	$23.8	$9.1	$8.4	$4.5	$4.5	$69.0
Separated distributors	0.1	0.6	1.6	2.6	1.3	4.1	10.3
Total Franchisee Notes	$18.8	$24.4	$10.7	$11.0	$5.8	$8.6	$79.3

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
September 30, 2022	$3.4	$1.7	$6.4	$11.5	$307.6	$319.1	$6.4
December 31, 2021	3.3	1.7	6.5	11.5	306.6	318.1	6.5
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of September 30, 2022 and December 31, 2021.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	September 30, 2022			December 31, 2021
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$54.1	$11.8	$65.9	$54.3	$12.5	$66.8
Provision for credit losses	14.4	3.5	17.9	24.9	4.2	29.1
Write-offs	(23.9)	(3.8)	(27.7)	(27.5)	(5.6)	(33.1)
Recoveries of amounts previously charged off	1.7	0.1	1.8	2.4	0.7	3.1
Allowance for credit losses, end of period	$46.3	$11.6	$57.9	$54.1	$11.8	$65.9
The ending balance as of September 30, 2022 of $57.9 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable, less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $20.6 million and $37.3 million, respectively. The ending balance as of December 31, 2021 of $65.9 million is included in the Consolidated Condensed Balance Sheets in Accounts receivable less allowance for credit losses and Long-term financing receivables less allowance for credit losses in the amounts of $23.4 million and $42.5 million, respectively.

Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of:

($ in millions)	September 30, 2022	December 31, 2021
Cost basis of trade accounts receivable	$433.6	$406.3

Allowance for credit losses balance, beginning of year	15.5	18.1
Provision for credit losses	3.3	7.7
Write-offs	(3.9)	(10.2)
Reclassification to held for sale	(0.3)	—
Foreign currency and other	(0.9)	(0.1)
Allowance for credit losses balance, end of period	13.7	15.5
Net trade accounts receivable balance	$419.9	$390.8

NOTE 4. GOODWILL
The following is a rollforward of our carrying value of goodwill:

($ in millions)
Balance, December 31, 2021	$1,667.2
Measurement period adjustments for prior year acquisition	(12.9)
Addition to goodwill for current year acquisitions (including measurement period adjustments)	182.4
Reclassification to held for sale	(56.0)
FX translation	(68.3)
Balance, September 30, 2022	$1,712.4

Accumulated impairment charges were $85.3 million as of September 30, 2022 and December 31, 2021. No impairment charges were recorded during the nine months ended September 30, 2022.

NOTE 5. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	September 30, 2022	December 31, 2021
Short-term borrowings:
India Credit Facility	$1.7	$1.5
Other short-term borrowings and bank overdrafts	6.0	2.2
Total short-term borrowings	$7.7	$3.7

Long-term debt:
Two-Year Term Loans due 2023	$600.0	$600.0
Three-Year Term Loans due 2024	400.0	400.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2026	50.0	—
Total long-term debt	2,650.0	2,600.0
Less: discounts and debt issuance costs	(14.1)	(16.2)
Total long-term debt, net	$2,635.9	$2,583.8
Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the short-term borrowings section above are immaterial. Given the nature of the short-term borrowings, the carrying value approximates fair value at both September 30, 2022 and December 31, 2021.
Credit Facilities
Revolving Credit Facility

On April 28, 2021, the Company refinanced its existing credit agreement. The amended and restated credit agreement (the “A&R Credit Agreement”) extended the term of the $750.0 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”) from September 29, 2023 to April 28, 2026 and reduced the interest rate.

The Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a ratings-based margin which was 117.5 basis points as of September 30, 2022.

As of September 30, 2022, $50.0 million was outstanding under the Revolving Credit Facility.

There was no material difference between the carrying value and the estimated fair value of the debt outstanding.

Three-Year Term Loans Due 2024

The A&R Credit Agreement also extended the term of the $400.0 million Three-Year Term Loans Due 2024 from October 6, 2023 to October 28, 2024 and reduced the interest rate. The Three-Year Term Loans bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 112.5 basis points as of September 30, 2022. The interest rate was 4.24% per annum as of September 30, 2022. We are not obligated to make repayments prior to the maturity date. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.
Two-Year Term Loans Due 2023
The Two-Year Term Loans Due 2023 bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 75.0 basis points as of September 30, 2022. The interest rate was 3.87% per annum as of September 30, 2022. The Two-Year Term Loans Due 2023 mature on September 13, 2023. We are not obligated to make repayments prior to the maturity date. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.
The A&R Credit Agreement requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of September 30, 2022.

On October 28, 2022, the Company entered into an agreement to refinance the Two-Year Term Loans Due 2023 into a new $600 million Three-year delayed draw term loan. The Company plans to draw on this loan in full on or before December 30, 2022 and use the proceeds to pay off the existing Two-Year Term Loans Due 2023. Accordingly, the Two-Year Term Loans Due 2023 remain classified as long-term as of September 30, 2022.
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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to our operations and as of September 30, 2022 we were in compliance with all of the covenants under the Registered Notes.
The estimated fair value of the Registered Notes was $1.2 billion as of September 30, 2022. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Notes may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
India Credit Facility
The Company has a credit facility with Citibank, N.A. with borrowing capacity of up to 850.0 million Indian Rupees (or $10.4 million as of September 30, 2022) to facilitate working capital needs for certain businesses in India. As of September 30, 2022, the Company had $8.7 million borrowing capacity remaining. The effective interest rate associated with outstanding borrowings was 7.00% as of September 30, 2022.
Other
As of September 30, 2022, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Condensed Balance Sheet. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings on the Consolidated Condensed Balance Sheet.

Interest payments associated with the above short-term borrowings were not significant for the nine months ended September 30, 2022 and October 1, 2021.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income/(loss) by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Three Months Ended September 30, 2022:
Balance, July 1, 2022	$106.7	$(3.0)		$103.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(44.7)	—		(44.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.1		0.1
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	—	(b)	—
Net current period other comprehensive income (loss), net of income taxes	(44.7)	—		(44.7)
Balance, September 30, 2022	$62.0	$(3.0)		$59.0

For the Three Months Ended October 1, 2021:
Balance, July 2, 2021	$180.6	$(4.4)		$176.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(7.0)	—		(7.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.2		0.2
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.2	(b)	0.2
Net current period other comprehensive income (loss), net of income taxes	(7.0)	0.2		(6.8)
Balance, October 1, 2021	$173.6	$(4.2)		$169.4

(a) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(b) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (a)		Total
For the Nine Months Ended September 30, 2022:
Balance, December 31, 2021	$184.9	$(3.2)		$181.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(122.9)	—		(122.9)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.3		0.3
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.2	(b)	0.2
Net current period other comprehensive income (loss), net of income taxes	(122.9)	0.2		(122.7)
Balance, September 30, 2022	$62.0	$(3.0)		$59.0

For the Nine Months Ended October 1, 2021:
Balance, December 31, 2020	$198.3	$(4.5)		$193.8
Other comprehensive income (loss) before reclassifications, net of income taxes	(24.7)	—		(24.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	0.4		0.4
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.3	(b)	0.3
Net current period other comprehensive income (loss), net of income taxes	(24.7)	0.3		(24.4)
Balance, October 1, 2021	$173.6	$(4.2)		$169.4

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
Contract Assets
In certain circumstances, we record contract assets which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations and not only subject to the passage of time. Contract assets were $12.6 million and $10.4 million as of September 30, 2022 and December 31, 2021, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
We incur direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by our customers in certain service arrangements. As of September 30, 2022 and December 31, 2021, we had $75.7 million and $78.4 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis.
Impairment losses recognized on our revenue-related contract assets were insignificant during the three and nine months ended September 30, 2022 and October 1, 2021.

Contract Liabilities
The Company’s contract liabilities consist of deferred revenue generally related to customer deposits, post contract support (“PCS”) and extended warranty sales. In these arrangements, the Company generally receives up-front payment and recognizes revenue over the support term of the contracts where applicable. Deferred revenue is classified as current or noncurrent based on the timing of when revenue is expected to be recognized and is included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying Consolidated Condensed Balance Sheets.
The Company’s contract liabilities consisted of the following:

($ in millions)	September 30, 2022	December 31, 2021
Deferred revenue - current	$141.8	$133.7
Deferred revenue - noncurrent	48.4	56.3
Total contract liabilities	$190.2	$190.0
During the three and nine months ended September 30, 2022, we recognized $22.8 million and $102.1 million, respectively, of revenue related to the Company’s contract liabilities at December 31, 2021. The change in contract liabilities from December 31, 2021 to September 30, 2022 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services as well as the impact of current year acquisitions.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts with expected customer delivery dates beyond one year from September 30, 2022 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Performance obligations as of September 30, 2022 are $348.7 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 65 percent within the next three years, and substantially all within four years.

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by sales of products and services, geographic location, solution and major product group, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales:
Sales of products	$707.7	$699.7	$2,080.5	$2,005.1
Sales of services	80.3	68.8	232.0	195.4
Total	$788.0	$768.5	$2,312.5	$2,200.5

Geographic:
North America (a)	$603.2	$547.0	$1,746.5	$1,568.2
Western Europe	48.3	68.7	168.1	191.3
High growth markets	101.5	115.8	299.4	337.1
Rest of world	35.0	37.0	98.5	103.9
Total	$788.0	$768.5	$2,312.5	$2,200.5

Solution:
Retail fueling hardware	$213.5	$243.6	$608.8	$648.9
Auto repair	158.3	156.1	492.8	485.2
Service and other recurring revenue	118.7	118.0	362.7	361.4
Environmental	68.0	73.3	204.3	198.4
Retail solutions	154.3	96.4	415.6	285.1
Software-as-a-service	42.9	45.7	131.8	139.2
Alternative energy (b)	21.6	21.7	61.5	43.6
Smart cities	8.5	9.6	27.8	26.7
Other (b)	2.2	4.1	7.2	12.0
Total	$788.0	$768.5	$2,312.5	$2,200.5

Major Product Group:
Mobility technologies	$605.6	$588.6	$1,746.5	$1,641.6
Diagnostics and repair technologies	182.4	179.9	566.0	558.9
Total	$788.0	$768.5	$2,312.5	$2,200.5
(a) Includes sales in the United States of $567.4 million and $526.7 million for the three months ended September 30, 2022 and October 1, 2021, respectively, and sales in the United States of $1,672.4 million and $1,513.3 million for the nine months ended September 30, 2022 and October 1, 2021, respectively.
(b) Certain prior year amounts were reclassified from “Other” and “E-mobility” to “Alternative energy” to conform with current year presentation.
NOTE 8. INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2022 was 26.2% and 21.8%, respectively, as compared to 19.6% and 22.2% for the three and nine months ended October 1, 2021. The year-over-year increase in the effective tax rate for the three months ended September 30, 2022 as compared to the comparable period in the prior year was primarily due to the recording of our investment in Tritium at fair value. The year-over-year decrease in the effective tax rate for the nine months ended September 30, 2022 as compared to the comparable period in the prior year was primarily due to an increase in non-taxable income related to our previously held equity interest in Driivz and a decrease in state taxes.

Our effective tax rate for both periods in 2022 and 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate, which for the nine months ended September 30, 2022, was offset by the increase in non-taxable income related to our previously held equity interest in Driivz.
NOTE 9. LEASES

Operating lease cost was $5.2 million and $5.3 million for the three months ended September 30, 2022 and October 1, 2021, respectively. For the nine months ended September 30, 2022 and October 1, 2021, operating lease cost was $16.4 million and $15.8 million, respectively. During the nine months ended September 30, 2022 and October 1, 2021, cash paid for operating leases included in operating cash flows was $14.7 million and $14.1 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $7.7 million and $15.7 million for the nine months ended September 30, 2022 and October 1, 2021, respectively.

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
The following is a rollforward of the Company’s accrued warranty liability:

($ in millions)
Balance, December 31, 2021	$49.4
Accruals for warranties issued during the period	22.7
Settlements made	(24.9)
Additions due to acquisition	0.5
Effect of foreign currency translation	(0.9)
Reclassification to held for sale	(1.3)
Balance, September 30, 2022	$45.5
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

We recorded gross liabilities associated with known and future expected asbestos claims of $73.8 million and $79.0 million as of September 30, 2022 and December 31, 2021, respectively. Known and future expected asbestos claims of $14.2 million and $21.5 million are included in Accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. Known and future expected asbestos claims of $59.6 million and $57.5 million are included in Other long-term liabilities on the Consolidated Condensed Balance Sheets as of both September 30, 2022 and December 31, 2021.

We recorded the related projected insurance recoveries of $37.8 million and $45.0 million as of September 30, 2022 and December 31, 2021, respectively. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of September 30, 2022 include $7.5 million in Prepaid expenses and other current assets and $30.3 million in Other assets. Projected insurance recoveries in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2021 include $14.8 million in Prepaid expenses and other current assets and $30.2 million in Other assets.

Guarantees

As of September 30, 2022 and December 31, 2021, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $86.7 million and $92.6 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

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
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022
Equity securities measured at fair value	$67.1	$—	$—	$67.1
Earn-out liabilities	—	—	14.0	14.0
Deferred compensation liabilities	—	4.9	—	4.9
December 31, 2021
Deferred compensation liabilities	$—	$4.8	$—	$4.8
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

Refer to Note 2. Acquisitions for information regarding earn-out liabilities.

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

During the nine months ended September 30, 2022, the Company sold shares of Tritium stock and recognized a gain of $2.7 million which is recorded in Other non-operating income (expense), net on the Consolidated Condensed Statements of Earnings and Comprehensive Income and Gain on equity investments in the Consolidated Condensed Statements of Cash Flows.
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
As of September 30, 2022, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.7 billion of goodwill and $670.8 million of identifiable intangible assets, net.
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

TSA Payments

In accordance with the TSA, receipts from Fortive were immaterial during the three and nine months ended October 1, 2021. During the nine months ended October 1, 2021, we made net payments to Fortive of $48.5 million. Net payments during the nine months ended October 1, 2021 included approximately $30 million of our share of the transaction taxes related to the Separation. Net payments made during the three months ended October 1, 2021 were not significant.

Net payments made during the three and nine months ended September 30, 2022 were not significant.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Nine Months Ended
($ and shares in millions, except per share amounts)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Numerator:
Net earnings	$50.1	$127.3	$333.6	$300.6

Denominator:
Basic weighted average common shares outstanding	158.2	169.1	161.5	168.9
Effect of dilutive stock options and RSUs	0.5	1.2	0.7	1.1
Diluted weighted average common shares outstanding	158.7	170.3	162.2	170.0

Earnings per share:
Basic	$0.32	$0.75	$2.07	$1.78
Diluted	$0.32	$0.75	$2.06	$1.77

Anti-dilutive shares	3.4	1.6	3.3	2.5

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

In February 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution whereupon we provided them with a prepayment of $250.0 million and received an initial delivery of 8.2 million shares of our common stock. We received an additional 1.8 million shares of our common stock as final settlement of the ASR during Q2. In total, the Company repurchased 10.0 million shares under the ASR at an average price of $25.11 per share.

During the nine months ended September 30, 2022, the Company repurchased an additional 1.6 million of the Company’s shares for $38.0 million through open market transactions at an average price per share of $23.02.

As of September 30, 2022, the Company has remaining authorization to repurchase $469 million of its common stock under the share repurchase program.

NOTE 14. ASSETS AND LIABILITIES HELD FOR SALE

Hennessy

During the three months ended July 1, 2022, the Company reached the strategic decision to exit our Hennessy business. The Company determined that the associated assets and liabilities met the held for sale accounting criteria and they were classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Condensed Balance Sheet as of September 30, 2022.

Global Traffic Technologies

During the three months ended July 1, 2022, the Company reached the strategic decision to exit our Global Traffic Technologies business (collectively with Hennessy, the “Disposal Groups”). The Company determined that the associated assets and liabilities met the held for sale accounting criteria and they were classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Condensed Balance Sheet as of September 30, 2022.

The assets and liabilities were measured at the lower of fair value less costs to sell or the carrying value.

The following table summarizes the carrying amounts of major classes of assets and liabilities of the Disposal Groups as of:

($ in millions)
ASSETS
Accounts receivable, net	$21.3
Inventories	16.4
Other current assets	1.7
Property, plant and equipment, net	9.1
Operating lease right-of-use assets	0.4
Other intangible assets, net	28.7
Goodwill	56.0
Other assets	5.1
Total assets held for sale	$138.7
LIABILITIES
Trade accounts payable	$14.4
Current operating lease liabilities	0.4
Accrued expenses and other current liabilities	14.6
Other long-term liabilities	10.0
Total liabilities held for sale	$39.4

The operations of Hennessy and Global Traffic Technologies did not meet the criteria individually or in the aggregate to be presented as discontinued operations.
NOTE 15. SUBSEQUENT EVENT
On October 28, 2022, the Company entered into an agreement to refinance the Two-Year Term Loans Due 2023 into a new $600 million three-year delayed draw term loan. The Company plans to draw on this loan in full on or before December 30, 2022 and use the proceeds to pay off the existing Two-Year Term Loans Due 2023. Accordingly, the Two-Year Term Loans Due 2023 remain classified as long-term as of September 30, 2022.

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
•As of the date of this quarterly report, we have outstanding indebtedness of approximately $2.6 billion and the ability to incur an additional $736.0 million of indebtedness under the Revolving Credit Facility, as defined above, and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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

BUSINESS PERFORMANCE AND OUTLOOK
Business Performance
On an overall basis, sales of our hardware and software products and services increased during the three and nine months ended September 30, 2022. As compared to the comparable periods of 2021, aggregate year-over-year total sales increased 2.5% and 5.1% for the three and nine months ended September 30, 2022, respectively. Sales from existing businesses decreased 1.9% and 0.2% during the three and nine months ended September 30, 2022, respectively, as compared to the comparable periods in 2021.
The increase in total sales during the three months ended September 30, 2022 was primarily driven by our acquisition of DRB Systems, LLC (“DRB”), which is part of our mobility technologies platform, as well as our diagnostics and repair portfolio, which experienced strong demand across most product categories. The Company saw strong demand for our compressed natural gas technology within our alternative energy solutions and aftermarket within our mobility technologies platform, but was impacted by the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards. Changes in foreign currency exchange rates negatively impacted our sales growth by 3.3% during the three months ended September 30, 2022 compared to the comparable period in 2021.
The increase in total sales during the nine months ended September 30, 2022 was primarily driven by our acquisition of DRB. Our mobility technologies platform had strong demand for alternative energy but was impacted by the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the Europay, Mastercard and Visa (“EMV”) global standards as well as the end of Mexico fiscal regulation upgrades. Additionally, total sales increased due to our diagnostics and repair technologies platform, which experienced strong demand across most product categories, most notably specialty tools and diagnostics as well as the impact of price increases by the Company across its portfolio. Changes in foreign currency exchange rates negatively impacted our sales growth by 2.5% during the nine months ended September 30, 2022 compared to the comparable period in 2021.

In developed markets, year-over-year total sales increased at a rate in the mid single digits and sales from existing businesses declined at rate in the low single digits for the three months ended September 30, 2022. The increase in total sales was primarily due to an increase in North America related to the impact of our acquisition of DRB and strong demand for our compressed natural gas technology within our alternative energy solutions which was partially offset by declines in Western Europe. In high growth markets, total sales and sales from existing businesses for the three months ended September 30, 2022 declined at a rate in the low double digits and low single digits, respectively. The decline in total sales was primarily due to timing for dispenser and environmental deliveries in India and the negative impact of foreign exchange rates.

In developed markets, year-over-year total sales increased at a rate in the high single digits for the nine months ended September 30, 2022. Sales from existing businesses for the nine months ended September 30, 2022 were up slightly. The increase in total sales was primarily due to an increase in North America related to the impact of our acquisition of DRB and strong demand for our compressed natural gas technology within our alternative energy solutions which was partially offset by declines in Western Europe. In high growth markets total sales and sales from existing businesses decreased at a rate in the low double digits and mid single digits, respectively, driven by declines in Latin America due to the end of Mexico fiscal regulation upgrades and the Middle East and Africa.
Outlook

We expect overall sales and sales from existing businesses to grow on a year-over-year basis in 2022. Additionally, this outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chain including the availability of electronic components, the impact of the COVID-19 pandemic, the impact of the Russia Ukraine Conflict, market conditions in key end product segments, and the impact of energy disruption in Europe.

Our outlook is subject to the below factors as well as additional uncertainties as identified in “Information Relating to Forward-Looking Statements” above.

We anticipate that supply chain and inflationary pressures will persist throughout 2022 and that although our backlog may decline compared to 2021, it may remain elevated compared to historical levels. At the end of August, one of our key electronic suppliers for multiple boards that are part of every dispenser shipped in the United States, suffered a cyberattack that brought down all their manufacturing capability for approximately three weeks, which impacted our Greensboro factory while we mitigated the issue. We will continue to deploy the Vontier Business System to actively manage production challenges, collaborate with customers and suppliers to minimize disruptions and utilize price increases and other countermeasures to offset inflationary pressures.

We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including the COVID-19 pandemic, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development. We also continue to monitor the Russia Ukraine Conflict and the impact on our business and operations. As of the filing date of this report, we do not believe they are material.

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Total sales	$788.0	$768.5	$2,312.5	$2,200.5
Total cost of sales	(428.1)	(422.1)	(1,269.2)	(1,223.8)
Gross profit	359.9	346.4	1,043.3	976.7
Operating costs:
Selling, general and administrative expenses ("SG&A")	(174.7)	(147.8)	(517.4)	(458.1)
Research and development expenses ("R&D")	(35.0)	(31.2)	(104.4)	(97.3)
Operating profit	$150.2	$167.4	$421.5	$421.3

Gross profit as a % of sales	45.7%	45.1%	45.1%	44.4%
SG&A as a % of sales	22.2%	19.2%	22.4%	20.8%
R&D as a % of sales	4.4%	4.1%	4.5%	4.4%
Operating profit as a % of sales	19.1%	21.8%	18.2%	19.1%

Components of Sales Growth

	% Change Three Months Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine Months Ended September 30, 2022 vs. Comparable 2021 Period
Total revenue growth (GAAP)	2.5%	5.1%
Existing businesses (Non-GAAP)	(1.9)%	(0.2)%
Acquisitions (Non-GAAP)	7.7%	7.8%
Currency exchange rates (Non-GAAP)	(3.3)%	(2.5)%

Total sales within our mobility technologies platform increased low single digits during the three months ended September 30, 2022 as compared to the comparable period of 2021 which was primarily attributable to our acquisition of DRB. Our sales from existing businesses in our mobility technologies platform decreased low single digits primarily due to the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards which were partially offset by strong demand for our compressed natural gas technology within our alternative energy solutions.

Total sales within our mobility technologies platform increased mid single digits during the nine months ended September 30, 2022 as compared to the comparable period of 2021 which was primarily attributable to our acquisition of DRB. Our sales from existing businesses in our mobility technologies platform were down slightly primarily due to the lower rate of demand related to the enhanced credit card security requirements for outdoor payment systems based on the EMV global standards as well as the end of Mexico fiscal regulation upgrades which were partially offset by strong demand for our compressed natural gas technology within our alternative energy solutions.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased low single digits during the three months ended September 30, 2022 as compared to the comparable period in 2021 driven primarily by continued strong demand across most product categories, most notably hardline and powered tools.

Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased low single digits during the nine months ended September 30, 2022 as compared to the comparable period in 2021. The results of our diagnostics and repair technologies platform were driven primarily by continued strong demand across most product categories, most notably specialty and hardline tools.

The impact on the Company of price increases are reflected as a component of the change in sales from existing businesses, and year-over-year price increases contributed 5.9% and 5.3% to sales growth during the three and nine months ended September 30, 2022 versus the comparable periods in 2021.

The impact of currency translation decreased reported sales 3.3% and 2.5% on a year-over-year basis during the three and nine month periods ended September 30, 2022, respectively, primarily due to the unfavorable impact of the strengthening of the U.S. dollar against most other major currencies in 2022 compared to the comparable periods of 2021.

Cost of Sales

Cost of sales increased $6.0 million for the three months ended September 30, 2022, as compared to the comparable period in 2021, which was due primarily to the impact of acquisitions as well as increased costs due to inflationary pressures.

The year-over-year increase of $45.4 million in cost of sales for the nine months ended September 30, 2022 as compared to the comparable period in 2021 was primarily due to the impact of DRB as well as increased costs due to inflationary pressures.

Gross Profit

Gross profit increased during the three months ended September 30, 2022, as compared to the comparable period in 2021, which was primarily due to the impact of the Company’s price increases and the impact of the acquisition of DRB and was partially offset by the increased costs due to inflationary pressures.

The year-over-year increase in gross profit for the nine months ended September 30, 2022 as compared to the comparable period in 2021 is primarily due to the impact of the Company’s price increases and the impact of the acquisition of DRB and was partially offset by the increased costs due to inflationary pressures.

The 60 and 70 basis point increases in gross profit margin during the three and nine months ended September 30, 2022, respectively, as compared to the comparable periods in 2021 is primarily due to price increases and the impact of the DRB acquisition which were partially offset by increased costs due to inflationary pressures.

Operating Costs and Other Expenses

SG&A expenses increased by $26.9 million, or 300 basis points as a percentage of sales, during the three months ended September 30, 2022, as compared to the comparable period in 2021, primarily due to the impact of the acquisition of DRB.

SG&A expenses increased by $59.3 million, or 160 basis points as a percentage of sales, during the nine months ended September 30, 2022, as compared to the comparable period in 2021, primarily due to the impact of the acquisition of DRB.

R&D expenses (consisting principally of internal and contract engineering personnel costs) increased $3.8 million and $7.1 million during the three and nine months ended September 30, 2022, respectively, as compared to the comparable periods in 2021, primarily due to the impact of our acquisitions of DRB and Driivz. R&D expense as a percentage of sales was relatively flat during the three and nine months ended September 30, 2022.

Operating Profit

Operating profit margin decreased 270 basis points during the three months ended September 30, 2022 as compared to the comparable period in 2021.

Year-over-year operating profit margin comparisons were favorably impacted by:

•The year-over-year impacts of sales volumes, price, sales mix, other operating impacts and changes in foreign currency exchange rates — favorable 20 basis points
•The year-over-year operating effect of our acquisitions, excluding amortization — favorable 50 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•Increased costs due to inflationary pressures — unfavorable 340 basis points

Operating profit margin decreased 90 basis points during the nine months ended September 30, 2022 as compared to the comparable period in 2021.

Year-over-year operating profit margin comparisons were favorably impacted by:

•The year-over-year impacts of sales volumes, price, sales mix, other operating impacts and changes in foreign currency exchange rates — favorable 190 basis points
•The year-over-year operating effect of our acquisitions, excluding amortization — favorable 60 basis points
Year-over-year operating profit margin comparisons were primarily impacted by the following unfavorable factors:

•Increased costs due to inflationary pressures — unfavorable 340 basis points

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

Comparison of the Three and Nine Months Ended September 30, 2022 and October 1, 2021

Our effective tax rate for the three and nine months ended September 30, 2022 was 26.2% and 21.8%, respectively, as compared to 19.6% and 22.2% for the three and nine months ended October 1, 2021. The year-over-year increase in the effective tax rate for the three months ended September 30, 2022 as compared to the comparable period in the prior year was primarily due to the recording of our investment in Tritium at fair value. The year-over-year decrease in the effective tax rate for the nine months ended September 30, 2022 as compared to the comparable period in the prior year was primarily due to an increase in non-taxable income related to our previously held equity interest in Driivz and a decrease in state taxes.

Our effective tax rate for both periods in 2022 and 2021 differs from the U.S. federal statutory rate of 21% due primarily to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate, which for the nine months ended September 30, 2022, was offset by the increase in non-taxable income related to our previously held equity interest in Driivz.
COMPREHENSIVE INCOME
Comprehensive income decreased by $115.1 million during the three months ended September 30, 2022 as compared to the comparable period in 2021 primarily due to unfavorable changes in foreign currency adjustments of $37.7 million and net earnings that were lower by $77.2 million.
Comprehensive income decreased by $65.3 million during the nine months ended September 30, 2022 as compared to the comparable period in 2021 primarily due to net earnings that were higher by $33.0 million and unfavorable changes in foreign currency adjustments of $98.2 million.

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
2022 Financing and Capital Transactions
During the nine months ended September 30, 2022, we completed the following financing and capital transactions:
•Entered and settled a $250.0 million accelerated share repurchase program under which we received 10.0 million shares which are held as Treasury stock;
•Repurchased 1.6 million shares in the open market which are held as Treasury stock.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of September 30, 2022.
Refer also to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021
Net cash provided by operating activities	$139.8	$341.9

Cash paid for acquisitions, net of cash received	$(277.1)	$(955.5)
Payments for additions to property, plant and equipment	(43.0)	(32.9)
Proceeds from sale of asset	0.2	—
Cash paid for equity investments	(11.3)	(7.6)
Proceeds from sale of equity securities	5.1	—
Cash received for settlement of investment	—	7.0
Net cash used in investing activities	$(326.1)	$(989.0)

Proceeds from issuance of long-term debt	$235.0	$2,186.5
Repayment of long-term debt	(185.0)	(1,400.0)
Payment for debt issuance costs	—	(5.1)
Payment of common stock cash dividend	(12.0)	(8.4)
Purchase of treasury stock	(288.0)	—
Net borrowings (repayments) of short-term debt	3.6	(6.2)
Net transfers to Former Parent	—	(35.6)
Proceeds from stock option exercises	1.3	6.8
Acquisition of noncontrolling interest	—	(1.9)
Other financing activities	(3.8)	(4.8)
Net cash (used in) provided by financing activities	$(248.9)	$731.3

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, various employee liabilities, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $139.8 million during the nine months ended September 30, 2022, a decrease of $202.1 million, as compared to the comparable period in 2021. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables used $76.1 million of operating cash flows during the nine months ended September 30, 2022 compared to using $25.0 million in the comparable period of 2021. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $158.4 million during the nine months ended September 30, 2022 compared to providing $11.0 million in the comparable period of 2021. This change is due primarily to the timing of accruals and payments as well as inventory and other working capital needs.

Investing Activities
Net cash used in investing activities decreased by $662.9 million during the nine months ended September 30, 2022 as compared to the comparable period in 2021 primarily due to the cash paid for the acquisition of DRB in the nine months ended October 1, 2022.

Financing Activities and Indebtedness
Cash flows from financing activities used $248.9 million during the nine months ended September 30, 2022 compared to $731.3 of cash provided in the comparable period in 2021. The decrease in cash provided was primarily due to lower proceeds from long-term debt of $2.0 billion, an increase in purchase of treasury stock of $288.0 million, and a decrease in repayments of long-term debt of $1.2 billion.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our 2021 Annual Report on Form 10-K.
Supplemental Guarantor Financial Information

As of September 30, 2022, we had $1.6 billion in aggregate principal amount of the Notes and $1.0 billion in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by the Guarantors. Our other subsidiaries do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”). Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Notes and the Term Loans.

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

Summarized Results of Operations Data ($ in millions)	Nine Months Ended September 30, 2022
Net sales (a)	$1,122.6
Gross profit (b)	554.8
Net income (c)	$379.6

(a) Includes intercompany sales of $5.1 million for the nine months ended September 30, 2022.
(b) Includes intercompany gross profit of $10.5 million for the nine months ended September 30, 2022.
(c) Includes pretax intercompany net income of $30.0 million for the nine months ended September 30, 2022.

	September 30, 2022	December 31, 2021
Summarized Balance Sheet Data ($ in millions)
Assets
Current assets	$473.7	$364.2
Intercompany receivables	952.7	581.1
Noncurrent assets	612.7	603.7
Total assets	$2,039.1	$1,549.0
Liabilities
Current liabilities	$377.8	$399.2
Intercompany payables	348.7	400.3
Noncurrent liabilities	2,664.8	2,635.4
Total liabilities	$3,391.3	$3,434.9

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2021 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2021 Annual Report on Form 10-K. There were no material changes to this information during the quarter ended September 30, 2022.
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

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2021 Annual Report on Form 10-K. There were no material changes during the three months ended September 30, 2022 to the risk factors reported in our 2021 Annual Report on Form 10-K.

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

In February 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution whereupon we provided them with a prepayment of $250.0 million and received an initial delivery of 8.2 million shares of our common stock. We received an additional 1.8 million shares of our common stock as final settlement of the ASR during Q2. In total, the Company repurchased 10.0 million shares under the ASR at an average price per share of $25.11.
The following table sets forth our share repurchase activity for the three months ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 2, 2022 to July 29, 2022	0.8	$22.33	0.8	$469
July 30, 2022 to August 26, 2022	—	—	—	—
August 27, 2022 to September 30, 2022	—	—	—	—
Total	0.8		0.8
(1) All shares are covered by our $500 million share repurchase program. The program was approved on May 19, 2021 and has no expiration date. On May 24, 2022, the Company’s Board of Directors approved a replenishment of the Company’s share repurchase program, bringing the total amount authorized for future share repurchases back up to $500 million.

ITEM 6. EXHIBITS

Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
10.1*	Letter Agreement between Anshooman Aga and Vontier Corporation dated August 9, 2022	8-K	001-39483	10.1	August 12, 2022
10.2*	Transition Agreement between David Naemura and Vontier Corporation dated August 11, 2022	8-K	001-39483	10.2	August 12, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
* Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: November 4, 2022	By:	/s/ Anshooman Aga
Anshooman Aga
Senior Vice President and Chief Financial Officer

Date: November 4, 2022	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer