Form 10-K
period 2022-12-31
Vontier Corp
filed 2023-02-17
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

5438 Wade Park Boulevard, Suite 600
Raleigh, NC 27607
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (984) 275-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	VNT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 14, 2023 there were 155,243,928 shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of July 1, 2022 was $3.6 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates.

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

PART I
ITEM 1. BUSINESS
General
Vontier Corporation (“Vontier,” the “Company,” “we,” or “our”) is a global industrial technology company at the forefront of solving next-generation mobility challenges. Guided by the Vontier Business System and an unwavering commitment to our customers, we deliver smart, sustainable solutions for the road ahead by focusing on critical technical equipment, components, and software and services for manufacturing, repair and servicing in the mobility ecosystem worldwide. We supply a wide range of solutions spanning advanced environmental sensors; fueling equipment; field payment hardware; point-of sale, workflow and monitoring software; vehicle tracking and fleet management; software solutions for traffic light control; and vehicle mechanics’ and technicians’ equipment. We market our products and services to retail and commercial fueling operators, convenience store and in-bay car wash operators, tunnel car wash businesses, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.
Our research and development, manufacturing, sales, distribution, service and administration operations are located in approximately 25 countries primarily across North America, Asia Pacific, Europe and Latin America.
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
We market our products and services globally, with $419.1 million of our 2022 sales coming from high-growth markets, which we define as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, which include Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (with the exception of Japan and Australia).
In the mobility technologies market, we are a leading global provider of solutions and services focused on environmental compliance, fuel dispensing, remote fuel management, point-of-sale and payment systems, vehicle tracking and fleet management (“telematics”), and traffic management (“smart city solutions”), with products marketed under the Gilbarco, Veeder-Root, Orpak, DRB, Teletrac Navman and Global Traffic Technologies (“GTT”) brands. We serve our major markets with local manufacturing, sales, and service capabilities that offer tailored solutions for local customers based on their unique needs. With research and development for our mobility technologies products supporting our local presence in global markets, we deliver innovative solutions to customers around the world.

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

Through our DRB business, we primarily provide solutions to the car wash industry. We provide an end-to-end technology platform combining embedded point-of-sale, workflow and monitoring software, customer support, digital marketing and payment facilitation services. We serve individual customer sites and have long-standing relationships with the majority of the top 20 car wash platforms in North America. We believe that DRB’s market leading integrated technology, superior reliability, high customer retention and unique business model position us well to capitalize on numerous paths for accelerated growth, including customer consolidation, continued shift from full service to express car washes, increasing adoption of workflow technology-as-a-service, shorter upgrade cycles, and water efficiency programs and usage restrictions.

Through our Teletrac Navman business, we provide telematics solutions which are delivered as software-as-a-service (“SaaS”) to commercial and government fleet operators to provide visibility into vehicle location, fuel usage, speed, mileage and other insights into their mobile workforce in order to improve safety and productivity. We believe that our differentiated technology and software solutions are positioned to benefit from increasing regulations worldwide governing driver safety, hours of service and recording and monitoring requirements.

Through our GTT business, we provide smart city solutions focused on improving safety, travel times, fuel costs and on-time performance of public transit and emergency vehicles. Our solutions connect and communicate with intersections, vehicles and emergency/transit operating systems to monitor, assess and take real-time action to change traffic flow so that emergency and transit vehicles get to their destinations as quickly and safely as possible. We believe our smart city solutions help make cities safer and more livable by improving response times of emergency service vehicles and the efficiency of public transport. During the three months ended July 1, 2022, we reached the strategic decision to exit our GTT business.

In the diagnostics and repair technologies market, we deliver a broad set of vehicle repair tools and equipment for professional mechanics and technicians under the Matco and Coats brands. Matco markets its products and services to automotive dealers, repair shops and fleet maintenance facilities through a network of franchised mobile distributors. Franchisees purchase vehicle repair tools, equipment and services from us and resell to end customers directly. To complement our offering of Matco vehicle repair tools, we have developed a SaaS suite of diagnostic tools and software to enhance repair shop workflow and strengthen relationships with our customers. We also generate sales from initial and recurring franchise fees as well as various financing programs that include installment sales to franchisees. We believe that Matco’s integrated workflow and diagnostic solutions are well positioned to capitalize on the increasing complexity of vehicles as advanced driver-assistance systems and other vehicle automation systems become prevalent.

Through its Coats brands, our Hennessy business produces and markets a full line of wheel-service equipment including tire changers, wheel balancers, wheel aligners, lifts and inspection lane systems. Hennessy delivers its solutions directly to customers, through a strong distributor network to reach its primary customer base of tire installation and repair shops and through its nationwide network of mobile service technicians that provide installation and repair services. During the three months ended July 1, 2022, we reached the strategic decision to exit our Hennessy business.
Vontier Corporation is a Delaware corporation that was incorporated in 2019 in connection with the separation of Vontier from Fortive Corporation (“Fortive” or “Former Parent”) on October 9, 2020, as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”). The Separation was effectuated through a pro-rata distribution on October 9, 2020, of 80.1% of the then-outstanding shares of common stock of Vontier Corporation to the holders of common stock of Fortive as of September 25, 2020. In January 2021, Fortive sold a total of 33.5 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering, Fortive no longer owned any of the Company’s outstanding common stock.
In this Annual Report on Form 10-K, the terms “Vontier” or the “Company” refer to either Vontier Corporation or to Vontier Corporation and its consolidated subsidiaries, as the context requires.
Reportable Segment
Vontier operates through one reportable segment comprised of two operating segments: (i) mobility technologies, which is a leading worldwide provider of environmental compliance, solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, telematics and smart city solutions, and (ii) diagnostics and repair technologies, which manufactures and distributes vehicle repair tools, toolboxes and automotive diagnostic equipment and software and a full line of wheel-service equipment. Given the interrelationships of the products, technologies and customers and the resulting similar long-term economic characteristics, we meet the aggregation criteria and have combined our two operating segments into a single reportable segment.
Mobility Technologies Products and Solutions

Through our mobility technologies products, we are a leading worldwide provider of solutions and services focused on environmental compliance, fuel dispensing, remote fuel management, point-of-sale and payment systems, telematics, and smart city solutions. Our mobility technologies products are comprised of:

•Retail/Commercial Fueling: Our products include environmental monitoring and leak detection systems; vapor recovery equipment; fuel dispenser systems for petroleum and compressed natural gas; point-of-sale and secure and automated electronic payment technologies for retail petroleum stations; submersible turbine pumps; and remote monitoring and outsourced fuel management SaaS offerings, including compliance services, fuel system maintenance, fleet management software solutions, and inventory planning and supply chain support. Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores and commercial vehicle fleets. Our products are marketed under a variety of brands, including ANGI, Gilbarco, Orpak, Red Jacket and Veeder-Root.

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

•Wheel-Service Equipment: We produce a full line of wheel-service equipment for automotive tire installation and repair shops, including tire changers, wheel balancers, wheel aligners, lifts and inspection lane systems sold through direct sales personnel and independent distributors and distributed under the Coats brand.

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
Materials
Our manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other resins, cast iron, aluminum and copper. Prices of oil and gas affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications, there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.
During 2022, we experienced supply chain constraints related to certain raw materials, including resins, semiconductors and electronic components. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
Intellectual Property
We own numerous patents, trademarks, copyrights and trade secrets and licenses to intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any operating segment or to the business as a whole. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.”

Competition
We believe that we are a leader in many of our served markets. Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately since none of our competitors offer all of the same product and service lines or serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. We face increased competition in a number of our served markets as a result of the entry of competitors based in low-cost manufacturing locations and increasing consolidation in particular markets. The number of competitors varies by product and service line. Our management believes that we have a market leadership position in most of the markets we serve. Key competitive factors vary among our products and service lines but include the specific factors noted above with respect to each particular product or solution, and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”
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
Backlog
Backlog includes unfilled orders and the annual average contract value of signed contracts for our SaaS product offerings. Backlog as of December 31, 2022 and 2021 was $677.3 million and $733.9 million, respectively. We expect that a majority of the unfilled orders as of December 31, 2022 will be delivered to customers within the first half of 2023. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog in 2022 is indicative of short-term sales performance but not necessarily a reliable indicator of medium or long-term sales performance.
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
As of December 31, 2022, we employed approximately 8,100 persons, of whom approximately 3,900 were employed in the United States and approximately 4,200 were employed outside of the United States. Of our United States employees, approximately 950 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.

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
◦Sponsor eight employee-led Employee Resource Groups (ERGs), including Allies for Inclusion, Asian Pacific Islander Network Alliance, Black Network, La Vida!, myAbilities, Pride, Veterans and Women’s Guild, that represent and support the diverse communities that make up our workforce. Our ERGs have three pillars of focus: Development, Community and Recruiting. Our ERGs’ goals include the facilitation of networking and connections with peers, outreach, mentoring, leadership and skill development. In 2022, the ERGs launched a cross-ERG initiative, Journey to Allyship, designed to empower employees and build more inclusive workplaces across our organization; and
◦Our CEO took two pledges: the CEO Action for Diversity and Inclusion and The Valuable 500.
•Health, wellness and family resources. The Company’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies. In 2022, the Company expanded U.S. health coverage related to travel support to cover services not otherwise available to maintain access and continuity no matter where employees reside.
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach. In 2022, we launched LinkedIn Learning across the organization, which provides employees with access to online classes led by industry experts and designed to teach skills that will help employees achieve personal and professional goals.
•Community & Social Impact. We are committed to providing comfort to those in need and opportunity to those who want to improve their world. One primary way we do this is through our unique employee connection programs – Vontier Cares and Day of Caring. Throughout the year, employees make a positive impact in their local communities through volunteering and other support. In 2022, over 4,000 Vontier employees around the world participated in Day of Caring initiatives supporting disaster relief, education, and fighting hunger and homelessness.
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
Government Contracts
Although the substantial majority of our revenue in 2022 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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

Our business in Russia and Ukraine was not material to our results and accounted for less than 10 basis points of our total revenue for the year ended December 31, 2022.
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
Risks Related to Our Business and Industry
The effect of the COVID-19 pandemic on our global operations and the operations of our customers, suppliers, and vendors is having, and is expected to continue to have, a significant impact on our business and results of operations.

Our global operations expose us broadly to the COVID-19 pandemic, which has and may continue to spread worldwide in the form of variants to COVID-19. In particular, continued efforts to mitigate the spread of the virus have caused us, our suppliers, and customers to reduce commercial activities and utilization of facilities and manufacturing sites, resulting in reduction in demand for our products and services, our ability to source required materials and components, and our ability to manufacture, sell, and service our products. In addition, implementation of measures to help control the spread of the virus, including internal work-from-home policies to protect the health of our employees and community, government-imposed social distancing measures, travel restrictions, school closures, and re-opening restrictions have negatively impacted our collaboration efforts with our global colleagues, customers, vendors, and service providers. The pandemic has also increased the risk and cost of protecting against cyber-attacks. Government-imposed orders and restrictions to control the spread of COVID-19 have significantly impacted our ability, and the ability of our franchisees, to make in-person sales and service visits to customers. Furthermore, the volatility and disruption in the capital markets from the COVID-19 pandemic and its impact on the global economy has adversely effected the cost of, and access to, capital. In addition, it has become more difficult to retain employees and future government regulations could increase costs or lead to attrition, which may impact our ability to operate our business in the ordinary course or result in increased costs to do so. While we continue to implement global and local response teams and business continuity efforts internally and with our customers, suppliers, and vendors as new COVID-19 variants emerge and government responses continue to be implemented, the duration and extent of the operational and financial impact of the COVID-19 pandemic remains highly uncertain.

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
If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, customer demand and supply chain or transportation disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases and supply chain management to reflect any supply chain disruptions or changes in customer demand and market fluctuations, including those caused by the COVID-19 pandemic, increases in demand outpacing supply chain capabilities, labor shortages, seasonality or cyclicality. During a market upturn or general supply chain disruption, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, contractual commitment, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, cybersecurity issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.

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

In particular, the transportation industry has experienced an incremental increase in the development, adoption and use of alternative power systems, including compressed natural gas, hydrogen, fuel cells, plug-in hybrids, and electric cars. Although the current adoption rate of alternative power systems in the transportation industry is not anticipated to materially reduce the internal combustion based global car parc in the near future, continued increase in the adoption of alternative power systems over an extended number of years may alter the nature of the global car parc in such a manner as to reduce the demand for petroleum fuel and, correspondingly, demand for our retail and commercial petroleum products, including our fuel dispenser systems, petroleum monitoring systems, and electronic payment technologies for retail petroleum stations. In addition, technological advances in alternative power systems may reduce the frequency of required maintenance for vehicles, resulting in lower demand for our vehicle repair tools.

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
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements.
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
As of December 31, 2022, we have outstanding indebtedness of approximately $2.6 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
As of December 31, 2022, we have outstanding indebtedness of approximately $2.6 billion, and have the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility. See the section entitled “Liquidity and Capital Resources.” This debt could have important, adverse consequences to us and our investors, including:
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
As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, some of which may be material. These acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial statements:
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
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse tax, financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to certain businesses or assets we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements, but we cannot be certain that this favorable pattern will continue.
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

Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason, they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our profitability.

Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
As further discussed in the section entitled “Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise, we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.
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
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, including our competitive position, and financial statements.

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
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. For example, in August 2022, one of our key electronic suppliers for multiple boards that are part of every fuel dispenser shipped in the United States, suffered a cyberattack that brought down all of their manufacturing capabilities for approximately three weeks, which impacted our Greensboro factory while we mitigated the issue. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
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
Risks Related to Our International Operations
International economic, political, legal, compliance, supply chain, epidemic, pandemic and business factors could negatively affect our financial statements.
In 2022, 28.4% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
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
•epidemics or pandemics, such as the COVID-19 pandemic, that adversely impact travel, production or demand;
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
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable or favorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.
Risks Related to Legal, Regulatory and Compliance Matters
Changes in, or status of implementation of, industry standards and governmental regulations, including interpretation or enforcement thereof, may reduce demand for our products or services, increase our expenses or otherwise adversely impact our business model.

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
In addition to the environmental, health, safety, anticorruption, data privacy and other regulations noted elsewhere in this Form 10-K, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including the following:
•We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons, and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory;
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
Risks Related to Our Tax and Accounting Matters
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2022, the net carrying value of our goodwill and other intangible assets totaled approximately $2.4 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets in the future. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
Changes in our effective tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional payments for prior periods.
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

The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our effective tax rates.
Risks Related to Our Common Stock
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
•until our 2025 Annual Meeting of Stockholders, the division of the Board into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•provision that stockholders may only remove directors with cause;
•the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Raleigh, North Carolina in a facility that we lease. As of December 31, 2022, our facilities included approximately 30 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 15 of these facilities are located in the United States and approximately 15 are located outside the United States. We own an approximately 660,000 square foot mixed use facility that serves as manufacturing and office space in Greensboro, North Carolina.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 17, 2023. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
Mark D. Morelli	59	President and Chief Executive Officer	2020
Anshooman Aga	47	Senior Vice President, Chief Financial Officer	2022
Kathryn K. Rowen	44	Senior Vice President, Chief Legal and Administrative Officer	2020
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
Anshooman Aga has served as our Senior Vice President, Chief Financial Officer since August 2022. Mr. Aga previously served as Senior Vice President and Chief Financial Officer of Harsco Corporation from August 2021 through August 2022. Prior to serving at Harsco Corporation, Mr. Aga was the Executive Vice President and Chief Financial Officer of Cubic Corporation. He joined Cubic Corporation in July 2017 as Executive Vice President and assumed the role of CFO in October 2017. Prior to joining Cubic Corporation, Mr. Aga served at AECOM, from June 2015 to July 2017, where he was Senior Vice President and Chief Financial Officer of their multi-billion-dollar Design and Consulting Services business in the Americas. He also held a series of financial leadership positions at Siemens, from July 2006 to May 2015, including Chief Financial Officer of the Energy Automation business based in Nuremburg, Germany, in addition to similar financial roles for Siemen’s Rail Electrification and TurboCare business units.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol VNT. As of February 14, 2023, there were 914 holders of record of our common stock.
Issuer Purchases of Equity Securities
On May 24, 2022, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021, bringing the total amount authorized for future share repurchases back up to $500.0 million. Under the share repurchase program, the Company may purchase shares of common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The share repurchase program may be suspended or discontinued at any time and has no expiration date.
The following table sets forth our share repurchase activity for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 1, 2022 to October 28, 2022	—	$—	—	$469.0
October 29, 2022 to November 25, 2022	1.6	19.13	1.6	439.0
November 26, 2022 to December 31, 2022	0.5	19.23	0.5	429.0
Total	2.1		2.1

Recent Issuances of Unregistered Securities
None.

Company Stock Performance

The following graph shows a comparison from October 8, 2020 (the date trading commenced on our common stock on the New York Stock Exchange) through December 31, 2022 of the cumulative return of our common stock, the S&P 500 Index and the S&P Industrials Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends).

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
Discussion and analysis of our financial condition and results of operations as of and for the year ended December 31, 2021 compared to December 31, 2020 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021 with the Securities and Exchange Commission on February 24, 2022.
OVERVIEW
General
Vontier is a global industrial technology company at the forefront of solving next-generation mobility challenges. Guided by the Vontier Business System and an unwavering commitment to our customers, we deliver smart, sustainable solutions for the road ahead by focusing on critical technical equipment, components, and software and services for manufacturing, repair and servicing in the mobility ecosystem worldwide. We supply a wide range of solutions spanning advanced environmental sensors; fueling equipment; field payment hardware; point-of sale, workflow and monitoring software; vehicle tracking and fleet management; software solutions for traffic light control; and vehicle mechanics’ and technicians’ equipment. We market our products and services to retail and commercial fueling operators, convenience store and in-bay car wash operators, tunnel car wash businesses, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis. Refer to “Item 1. Business – General” included in this Annual Report for a discussion of our strategies for delivering long-term shareholder value.
Business Performance

Vontier experienced broad-based organic growth across its platforms and geographies during the year ended December 31, 2022, despite challenging global macroeconomic conditions, as total sales increased 6.5% during the year ended December 31, 2022. The increase in total sales was primarily driven by a 6.5% increase from our recent acquisitions and a 2.6% increase in sales from existing businesses, partially offset by changes in foreign currency exchange rates which negatively impacted our sales growth by 2.6% during the year ended December 31, 2022 as compared to the prior year.

Outlook

We expect overall sales and sales from existing businesses to decline on a year-over-year basis in 2023 due to the lower rate of demand related to the end of the upgrade cycle for enhanced credit card security requirements for outdoor payment systems based on the EMV global standards. Excluding this impact, we expect sales from existing businesses to increase mid single digits. Our outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chain including the availability of electronic components, the impact of the COVID-19 pandemic, the impact of the Russia-Ukraine conflict, market conditions in key end product segments, and the impact of energy disruption in Europe. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” in this Form 10-K.

We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including the COVID-19 pandemic, monetary and fiscal policies, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development. We also continue to monitor the Russia-Ukraine Conflict and the impact on our business and operations. As of the filing date of this report, we do not believe they are material.

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Year Ended
($ in millions)	December 31, 2022	December 31, 2021
Total sales	$3,184.4	$2,990.7
Total cost of sales	(1,756.1)	(1,657.6)
Gross profit	1,428.3	1,333.1
Operating costs:
Selling, general and administrative expenses (“SG&A”)	(705.8)	(621.6)
Research and development expenses (“R&D”)	(144.6)	(129.3)
Operating profit	$577.9	$582.2

Gross profit as a % of sales	44.9%	44.6%
SG&A as a % of sales	22.2%	20.8%
R&D as a % of sales	4.5%	4.3%
Operating profit as a % of sales	18.1%	19.5%
Components of Sales Growth

2022 vs 2021
Total sales growth (GAAP)	6.5%
Existing businesses (Non-GAAP)(a)	2.6%
Acquisitions (Non-GAAP)	6.5%
Currency exchange rates (Non-GAAP)	(2.6)%

(a) The impact of price increases is reflected as a component of the change in sales.
Total sales within our mobility technologies platform increased high single digits during the year ended December 31, 2022 as compared to the prior year. This increase was driven by high single digit growth from our recent acquisitions and low single digit growth from our existing businesses, partially offset by a low single digit decrease due to the impact of currency translation. Our existing businesses in our mobility technologies platform experienced growth from price increases, as well as strong demand across the alternative energy and environmental and aftermarket businesses, which were partially offset by the lower rate of demand related to the end of the upgrade cycle for enhanced credit card security requirements for outdoor payment systems based on the EMV global standards as well as the end of the Mexico fiscal regulation upgrades.
Total sales and sales from existing businesses within our diagnostics and repair technologies platform increased low single digits during the year ended December 31, 2022 as compared to the prior year, driven primarily by growth from price increases and continued strong demand across most product categories, most notably hardline and powered tools, which were partially offset by a decrease from the discontinuance of our wheel weights product line.
Cost of Sales
Cost of sales increased $98.5 million, or 5.9%, during the year ended December 31, 2022, as compared to the prior year, primarily due to our recent acquisitions as well as increased costs from inflationary pressures.
Gross Profit
Gross profit increased $95.2 million, or 7.1%, during the year ended December 31, 2022, as compared to the prior year, primarily due to our recent acquisitions and the net impact of the Company’s price increases offset by increased costs due to inflationary pressures. Gross profit margin increased slightly during the year ended December 31, 2022, as compared to the prior year.

Operating Costs and Other Expenses
SG&A expenses increased $84.2 million, or 13.5%, during the year ended December 31, 2022, as compared to the prior year and as a percentage of sales, increased 140 basis points during the same period. This increase was primarily driven by SG&A expenses from our recent acquisitions, as well as a $35.6 million increase in intangible asset amortization expense and a $21.9 million increase in transaction- and deal-related costs during the year ended December 31, 2022, as compared to the prior year.

R&D expenses (consisting principally of internal and contract engineering personnel costs) increased $15.3 million, or 11.8%, during the year ended December 31, 2022, as compared to the prior year, primarily due to the impact of our recent acquisitions. R&D expense as a percentage of sales was relatively flat during the year ended December 31, 2022, as compared to the prior year.

Operating Profit

Operating profit decreased $4.3 million, or 0.7%, during the year ended December 31, 2022, as compared to the prior year, and operating profit margins decreased 140 basis points during the same period. This decrease was primarily due to the increase in gross profit, offset by the increases in SG&A expenses and R&D expenses, as discussed above.

NON-GAAP FINANCIAL MEASURES

Sales from Existing Businesses

We define sales from existing businesses as total sales excluding (i) sales from acquired and certain divested businesses; (ii) the impact of currency translation; and (iii) certain other items.

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

Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisitions and certain divestiture-related items because the nature, size and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation and certain other items from sales from existing businesses because these items are either not under management’s control or relate to items not directly correlated to sales from existing businesses. Management believes the exclusion of these items from sales from existing businesses may facilitate assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.
INTEREST COSTS
Interest expense, net was $69.6 million during the year ended December 31, 2022 as compared to $47.8 million during the prior year, an increase of $21.8 million, driven primarily by higher average debt balances during the year and the impact of increases in interest rates on our variable-rate debt obligations.
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
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return for the post-separation period was filed in October 2021. We filed our first full year U.S. federal income tax return for 2021 with the Internal Revenue Service (“IRS”) in October 2022. The IRS has not yet begun an examination of the Company. The Company remains subject to tax audit for its separate company tax returns in various U.S. states for the tax years 2011 to 2021. Our operations in certain foreign jurisdictions remain subject to routine examination for the tax years 2009 to 2021.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law, effective January 1, 2023. The IRA implements, among other provisions, a new 15% corporate alternative minimum tax on corporations with over $1 billion of financial statement income and a new 1% excise tax on the aggregate fair market value of stock repurchased by public corporations. We will not be subject to the 15% corporate alternative minimum tax. We anticipate being subject to the 1% excise tax on stock repurchases, however, we do not expect it to have a significant impact on our consolidated financial position. We will continue to monitor as new guidance becomes available.
For a description of our income tax accounting policies, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 15. Income Taxes to the Consolidated and Combined Financial Statements.
Comparison of the Years Ended December 31, 2022 and 2021
Our effective tax rate for the years ended December 31, 2022 and 2021 was 23.9% and 22.7%, respectively.
Our effective tax rate for 2022 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of recurring items including state taxes, foreign derived intangible income, and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, there was a favorable impact related to non-taxable income.

Our effective tax rate for 2021 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of recurring items including state taxes, foreign derived intangible income, and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, there was a favorable impact related to non-taxable income.
COMPREHENSIVE INCOME
Comprehensive income decreased by $75.2 million during the year ended December 31, 2022, as compared to the prior year, primarily due to unfavorable changes in foreign currency translation adjustments of $63.7 million.
Comprehensive income for the year ended December 31, 2022 includes a gain on previously held equity interests from combination of business of $32.7 million which relates to a gain recognized on our interest in Driivz prior to acquiring the remaining outstanding shares. Refer to Note 3. Acquisitions to the Consolidated and Combined Financial Statements for additional information on our acquisition of Driivz. Additionally, during the year ended December 31, 2022, we recognized an unrealized loss on equity securities measured at fair value of $8.7 million and a realized loss of $3.1 million. Refer to Note 8. Fair Value Measurements to the Consolidated and Combined Financial Statements for additional information on our investments.
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

Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. As of December 31, 2022, we had $1.0 billion outstanding of debt that was subject to variable interest rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities.
A hypothetical 100 basis points increase in market interest rates as of December 31, 2022 on our variable-rate debt obligations as of December 31, 2022 would increase our annual interest expense by approximately $10.0 million.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of equity. A 10% change in major currencies relative to the U.S. dollar as of December 31, 2022 would have resulted in an impact to equity of approximately $88 million.
Currency exchange rates negatively impacted reported sales for the year ended December 31, 2022 by 2.6% as compared to the prior year, as the U.S. dollar was, on average, stronger against most major currencies during the year ended December 31, 2022 as compared to exchange rate levels during the prior year. If the exchange rates in effect as of December 31, 2022 were to prevail throughout the year ended December 31, 2023, currency exchange rates would negatively impact estimated sales for the year ended December 31, 2023 by less than 1% compared to the year ended December 31, 2022.
In general, weakening of the U.S. dollar against other major currencies would positively impact our sales and results of operations on an overall basis and strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in our Consolidated and Combined Financial Statements.
Credit Risk
We are exposed to potential credit losses in the event of nonperformance by counterparties to our financial instruments. Financial instruments that potentially subject us to credit risk consist of cash and highly-liquid investment grade cash equivalents, and receivables from customers and franchisees. We place cash and cash equivalents with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although we typically do not obtain collateral or other security to secure these obligations, we regularly monitor third party depository institutions that hold our cash and cash equivalents. We emphasize safety and liquidity of principal over yield on those funds. Concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. We perform credit evaluations of our customers’ financial conditions and also obtain collateral or other security as appropriate. Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting receivables.

The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $5.0 million as of December 31, 2022.

No customer accounted for more than 10% of sales during all periods presented.
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
2022 Financing and Capital Transactions
During the year ended December 31, 2022, we completed the following financing and capital transactions:
•Entered into and settled a $250.0 million accelerated share repurchase program under which we received 10.0 million shares;
•Repurchased 3.7 million shares in the open market;
•Entered into a three-year, $600.0 million senior unsecured delayed-draw term loan on October 28, 2022 and drew down the full $600.0 million on December 30, 2022; and
•With the proceeds received from the draw, we repaid our $600.0 million two-year term loan that was due on September 13, 2023.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of December 31, 2022.
Refer to Note 11. Financing to the Consolidated and Combined Financial Statements for more information related to our long-term indebtedness and to Note 19. Capital Stock and Earnings Per Share to the Consolidated and Combined Financial Statements for more information related to our share repurchases.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2022	2021
Net cash provided by operating activities	$321.2	$481.1

Cash paid for acquisitions, net of cash received	$(277.5)	$(955.8)
Payments for additions to property, plant and equipment	(60.0)	(47.8)
Proceeds from sale of property	0.4	—
Cash paid for equity investments	(11.8)	(11.3)
Proceeds from sale of equity securities	19.0	—
Cash received for settlement of investment	—	7.2
Net cash used in investing activities	$(329.9)	$(1,007.7)

Proceeds from issuance of long-term debt	$1,167.0	$2,186.5
Repayment of long-term debt	(1,167.0)	(1,400.0)
Net proceeds from (repayments of) short-term borrowings	0.4	(7.0)
Payments for debt issuance costs	(0.8)	(5.1)
Payments of common stock cash dividend	(15.9)	(12.7)
Purchases of treasury stock	(328.0)	—
Proceeds from stock option exercises	2.5	7.5
Acquisition of noncontrolling interest	—	(1.9)
Net transfers to Former Parent	—	(35.6)
Other financing activities	(6.1)	(6.2)
Net cash (used in) provided by financing activities	$(347.9)	$725.5

Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.
Cash flows from operating activities were $321.2 million during the year ended December 31, 2022, a decrease of $159.9 million as compared to the prior year. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables used $76.9 million of operating cash flows during the year ended December 31, 2022 as compared to using $4.2 million in the prior year. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $93.1 million of cash during the year ended December 31, 2022 as compared to using $6.6 million in the prior year. This difference is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.
Investing Activities
Net cash used in investing activities decreased by $677.8 million during the year ended December 31, 2022 as compared to the prior year, primarily due to a decrease in the cash paid for acquisitions. Refer to Note 3. Acquisitions to the Consolidated and Combined Financial Statements for discussion of our acquisitions during the years ended December 31, 2022 and 2021.
We made capital expenditures of approximately $60.0 million and $47.8 million during the years ended December 31, 2022 and 2021, respectively.
Financing Activities
Net cash used in financing activities was $347.9 million during the year ended December 31, 2022, driven primarily by repurchases of the Company’s common stock of $328.0 million. We also refinanced $600.0 million of our term loans and made borrowings and repayments under our revolving credit facility, which had net zero impact to financing activities during the year ended December 31, 2022. Net cash provided by financing activities was $725.5 million during the year ended December 31, 2021, driven primarily by the issuance of $1.6 billion of notes and the receipt of $600.0 million of proceeds from our delayed-draw term loan, which was partially offset by the repayment of $1.4 billion of Term Loans.
Share Repurchase Program
Refer to Note 19. Capital Stock and Earnings Per Share to the Consolidated and Combined Financial Statements for a description of the Company’s stock repurchase program.
Dividends
We paid regular quarterly cash dividends of $0.025 per share during the year ended December 31, 2022. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of December 31, 2022, we had $1.6 billion in aggregate principal amount of the Notes and $1.0 billion in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by the Guarantors. Our other subsidiaries do not guarantee any such indebtedness (collectively, “Non-Guarantor Subsidiaries”). Refer to Note 11. Financing to the Consolidated and Combined Financial Statements for additional information regarding the terms of our Notes and the Term Loans.

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

Year Ended December 31,
Summarized Results of Operations Data ($ in millions)	2022
Net sales (a)	$1,725.9
Gross profit (b)	851.6
Net income (c)	$546.6

(a) Includes intercompany sales of $97.8 million for the year ended December 31, 2022.
(b) Includes intercompany gross profit of $28.8 million for the year ended December 31, 2022.
(c) Includes intercompany pretax income of $99.1 million for the year ended December 31, 2022.

As of December 31,
Summarized Balance Sheet Data ($ in millions)	2022
Assets
Current assets	$428.0
Intercompany receivables	1,099.3
Noncurrent assets	612.7
Total assets	$2,140.0
Liabilities
Current liabilities	$378.7
Intercompany payables	286.6
Noncurrent liabilities	2,642.8
Total liabilities	$3,308.1

Cash and Cash Requirements
As of December 31, 2022, we held approximately $204.5 million of cash and cash equivalents that were held in either operating accounts or invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate generally around 4.0% as of December 31, 2022. Approximately 60% of our cash was held outside of the United States.
We have made an assertion regarding the amount of earnings that we do not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. Such earnings are intended for indefinite foreign reinvestment and no provision for income taxes has been made. The amount of income taxes that may be applicable to such earnings is not readily determinable given the unknown duration of local law restrictions as applicable to such earnings, unknown changes in foreign tax law that may occur during the restriction periods, and the various alternatives we could employ if we repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions.
We have cash requirements to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs or objectives. Refer to Note 10. Leases and Note 11. Financing to the Consolidated and Combined Financial Statements for further details on our contractual obligations and the timing of expected future payments under our lease and debt agreements, respectively.
We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of December 31, 2022, we had purchase obligations of $246.3 million, with $228.6 million payable in the next 12 months.

With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our credit facilities, enter into new credit facilities and borrow directly thereunder and/or access the capital markets. As of December 31, 2022, we had $750.0 million of borrowing capacity under our revolving credit facility. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
As of December 31, 2022, we believe that we have sufficient liquidity to satisfy our cash needs.
Guarantees
As of December 31, 2022 and 2021, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $84.0 million and $92.6 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, they would not have a material effect on the financial statements.
LEGAL PROCEEDINGS
Refer to Note 17. Litigation and Contingencies to the Consolidated and Combined Financial Statements for information regarding legal proceedings, contingencies, and guarantees. For a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”
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
As part of our 2022 annual impairment analysis, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all 7 of our reporting units, or approximately $1.8 billion of goodwill as of the assessment date (which includes reporting units that are held for sale). Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment we determined on the basis of the qualitative and quantitative factors, that the fair values of the reporting units were more likely than not greater than their respective carrying values; and therefore, a quantitative test was not required.
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
A non-cash goodwill impairment charge of $85.3 million was recorded against our Telematics reporting unit as a result of our quantitative impairment assessment on March 27, 2020. No goodwill impairment charges were recorded for the years ended December 31, 2022 and 2021. Refer to Note 7. Goodwill and Other Intangible Assets to the Consolidated and Combined Financial Statements for additional information regarding the Telematics impairment charge.
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
Contingent Liabilities
We are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business or the business operations of previously owned entities. We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. If the reserves established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.
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
Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are considered in determining the transaction price for the contract. Significant judgment is exercised in determining product returns, customer allowances and rebates, which are estimated based on historical experience and known trends.
Certain customer arrangements include multiple performance obligations, typically hardware, installation, training, consulting, services and/or post-contract customer support (“PCS”). The Company allocates the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers, and/or a residual approach when the observable selling price of a good or service is not known and is either highly variable or uncertain. Allocating the transaction price to each performance obligation may require judgment.
If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected. Historically, our estimates of revenue have been materially correct.
Stock-Based Compensation
Determining the appropriate fair value model and calculating the fair value of stock option awards require subjective assumptions, including the expected life of the awards, stock price volatility, dividend rate and expected forfeiture rate. For our performance stock units (“PSUs”), we make assumptions, which are reviewed on a quarterly basis, regarding the probability of achieving the relevant performance conditions.
We estimate expected forfeitures of equity awards at the date of grant and recognize compensation expense only for those awards expected to vest. Our forfeiture assumption is revised if actual forfeitures differ from those estimates.
The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. If actual results are not consistent with our assumptions and estimates, our stock-based compensation expense could be materially different in the future.
Income Taxes
In accordance with GAAP, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected in our Consolidated and Combined Statements of Earnings and Comprehensive Income. We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires the Company to make judgments and estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies.

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
Corporate Allocations
We have historically operated as part of Fortive and not as a stand-alone company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying Consolidated and Combined Financial Statements from January 1, 2020 through the date of the Separation. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carved-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by us.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

The Company completed the acquisitions of the Driivz and Invenco businesses during the year ended December 31, 2022, collectively the “Acquired Businesses.” The Company has not yet fully incorporated the internal controls and procedures of the Acquired Businesses into the Company’s internal control over financial reporting, and as such, management excluded the Acquired Businesses from its assessment. The Company has included goodwill and other intangible assets of the Acquired Businesses in this assessment. The assets and revenues of the Acquired Businesses excluded from management’s assessment of internal controls constituted 2% of the Company’s total assets as of December 31, 2022 and 2% of the Company’s total revenue for the year ended December 31, 2022, respectively.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 17, 2023 appears on page 40 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vontier Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Vontier Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vontier Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Report of Management on Vontier Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Driivz and Invenco, which are included in the 2022 consolidated financial statements of the Company and constituted 2% of the Company’s total assets as of December 31, 2022 and 2% of the Company’s total revenue for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Driivz and Invenco.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated and combined statements of earnings and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 17, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vontier Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vontier Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated and combined statements of earnings and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) and our report dated February 17, 2023 expressed an unqualified opinion.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses
Description of the Matter
The Company’s financing receivables portfolio and the associated allowance for credit losses, were $402.5 million and $57.3 million as of December 31, 2022, respectively. As described in Note 2 to the consolidated and combined financial statements, Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), requires a forward-looking approach, based on expected losses to estimate credit losses on certain types of financial instruments, including trade accounts and financing receivables.

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

Valuation of intangible assets in the Business Combination of Driivz Ltd.
Description of the Matter
During 2022, the Company completed the acquisition of Driivz Ltd. for total consideration of $195.6 million as disclosed in Note 3 to the consolidated and combined financial statements. This acquisition was accounted for as a business combination. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill. The Company preliminarily allocated $84.4 million of the purchase price from the acquisition to the fair value of acquired customer relationships and developed technology intangible assets for Driivz Ltd.

Auditing the Company’s accounting for the acquisition was complex because the fair value of the customer relationships and developed technology intangible assets were material and the estimates of fair value involved subjectivity. The subjectivity was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used relief from royalty models to measure the technology intangible assets and a multi-period excess earnings method to measure the customer relationships intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, customer attrition, useful lives, technology obsolescence, net working capital and EBITDA margin). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of Driivz Ltd. For example, we tested controls over the estimation process supporting the fair value estimates of the customer relationships and developed technologies intangible assets, including management’s review of the significant assumptions used to develop the fair value estimates discussed above.

To test the estimated fair values of the customer relationships and developed technologies intangible assets, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodologies, testing the significant assumptions and the completeness and accuracy of the underlying data. For example, we compared the significant assumptions in the prospective financial information to the current industry trends, as well as to the historical performance of the acquired business. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from the changes in significant assumptions. We involved our EY valuation specialist to assist with our evaluation of the methodologies used by the Company and the evaluation of the discount rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Raleigh, North Carolina
February 17, 2023

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$204.5	$572.6
Accounts receivable, less allowance for credit losses of $34.2 million and $38.9 million as of December 31, 2022 and 2021, respectively	514.8	481.3
Inventories	346.0	287.0
Prepaid expenses and other current assets	152.8	137.3
Equity securities measured at fair value	21.3	—
Current assets held for sale	145.6	—
Total current assets	1,385.0	1,478.2
Property, plant and equipment, net	92.1	100.6
Operating lease right-of-use assets	44.5	45.4
Long-term financing receivables, less allowance for credit losses of $37.7 million and $42.5 million as of December 31, 2022 and 2021, respectively	249.8	241.7
Other intangible assets, net	649.7	615.9
Goodwill	1,738.7	1,667.2
Other assets	183.5	200.8
Total assets	$4,343.3	$4,349.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4.6	$3.7
Trade accounts payable	430.9	424.9
Current operating lease liabilities	13.8	12.8
Accrued expenses and other current liabilities	437.6	492.0
Current liabilities held for sale	43.0	—
Total current liabilities	929.9	933.4
Long-term operating lease liabilities	34.0	35.6
Long-term debt	2,585.7	2,583.8
Other long-term liabilities	214.2	223.3
Total liabilities	3,763.8	3,776.1
Commitments and Contingencies (Note 17)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 169.7 million and 169.2 million shares issued, and 156.0 million and 169.2 million outstanding as of December 31, 2022 and 2021, respectively	—	—
Treasury stock, at cost, 13.7 million and no shares as of December 31, 2022 and 2021, respectively	(328.0)	—
Additional paid-in capital	27.6	1.5
Retained earnings	770.8	386.7
Accumulated other comprehensive income	106.1	181.7
Total Vontier stockholders’ equity	576.5	569.9
Noncontrolling interests	3.0	3.8
Total equity	579.5	573.7
Total liabilities and equity	$4,343.3	$4,349.8

See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Sales	$3,184.4	$2,990.7	$2,704.6
Cost of sales	(1,756.1)	(1,657.6)	(1,516.5)
Gross profit	1,428.3	1,333.1	1,188.1
Operating costs:
Selling, general and administrative expenses	(705.8)	(621.6)	(508.4)
Research and development expenses	(144.6)	(129.3)	(126.2)
Impairment of goodwill	—	—	(85.3)
Operating profit	577.9	582.2	468.2
Non-operating income (expense), net:
Interest expense, net	(69.6)	(47.8)	(10.0)
Gain on previously held equity interests from combination of business	32.7	—	—
Unrealized loss on equity securities measured at fair value	(8.7)	—	—
Other non-operating (expense) income, net	(4.9)	(0.4)	2.1
Earnings before income taxes	527.4	534.0	460.3
Provision for income taxes	(126.1)	(121.0)	(118.3)
Net earnings	$401.3	$413.0	$342.0

Net earnings per share:
Basic	$2.50	$2.44	$2.03
Diluted	$2.49	$2.43	$2.02
Weighted average shares outstanding:
Basic	160.5	169.0	168.4
Diluted	161.0	170.1	169.4

Net earnings	$401.3	$413.0	$342.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(77.1)	(13.4)	44.6
Other adjustments	1.5	1.3	0.5
Total other comprehensive (loss) income, net of income taxes	(75.6)	(12.1)	45.1
Comprehensive income	$325.7	$400.9	$387.1
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Former Parent’s Investment	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	—	$—	$—	$—	$1,645.6	$148.7	$4.9	$1,799.2
Net earnings	—	—	—	—	—	131.1	210.9	—	—	342.0
Recapitalization	168.4	—	—	—	—	—	—	—	—	—
Consideration to Former Parent in connection with the Separation	—	—	—	—	—	—	(1,635.0)	—	—	(1,635.0)
Net transfers to Former Parent	—	—	—	—	—	(144.7)	(238.0)	—	—	(382.7)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	45.1	—	45.1
Stock-based compensation expense	—	—	—	—	6.0	—	16.5	—	—	22.5
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.1	—	—	—	1.6	—	—	—	—	1.6
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, December 31, 2020	168.5	—	—	—	7.6	(13.6)	—	193.8	3.9	191.7
Net earnings	—	—	—	—	—	413.0	—	—	—	413.0
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(12.7)	—	—	—	(12.7)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	—	—	25.5	—	—	—	—	25.5
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.7	—	—	—	3.4	—	—	—	—	3.4
Acquisition of noncontrolling interest	—	—	—	—	(2.0)	—	—	—	0.1	(1.9)
Separation-related adjustments and other	—	—	—	—	(33.0)	—	—	—	—	(33.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance, December 31, 2021	169.2	—	—	—	1.5	386.7	—	181.7	3.8	573.7
Net earnings	—	—	—	—	—	401.3	—	—	—	401.3
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(15.9)	—	—	—	(15.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(75.6)	—	(75.6)
Stock-based compensation expense	—	—	—	—	23.9	—	—	—	0.4	24.3
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.5	—	—	—	(1.6)	—	—	—	—	(1.6)
Purchase of treasury stock	—	—	13.7	(328.0)	—	—	—	—	—	(328.0)
Change in noncontrolling interests and other	—	—	—	—	3.8	(1.3)	—	—	(1.2)	1.3
Balance, December 31, 2022	169.7	$—	13.7	$(328.0)	$27.6	$770.8	$—	$106.1	$3.0	$579.5

See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$401.3	$413.0	$342.0
Non-cash items:
Depreciation and amortization expense	118.9	88.3	78.3
Stock-based compensation expense	24.3	25.5	22.5
Amortization of debt issuance costs	3.4	3.4	0.8
Gain on previously held equity interests from combination of business	(32.7)	—	—
Unrealized loss on equity securities measured at fair value	8.7	—	—
Loss on equity investments	3.0	—	—
Impairment charges	3.6	—	—
Amortization of acquisition-related inventory fair value step-up	1.1	6.8	—
Impairment of goodwill	—	—	85.3
Write-off of deferred financing costs	—	3.4	—
Gain on settlement of investment	—	(3.3)	—
Loss (gain) on sale of property, net	0.8	—	(2.7)
Change in accounts receivable, net	(217.2)	(140.4)	(92.8)
Change in inventories	(74.3)	(34.6)	(7.0)
Change in prepaid expenses and other assets	(16.0)	(0.7)	7.5
Change in long-term financing receivables, net	140.3	136.2	134.7
Change in trade accounts payable	21.3	45.6	44.1
Change in accrued expenses and other liabilities	(24.1)	(16.9)	114.0
Change in deferred income taxes	(41.2)	(45.2)	(35.4)
Net cash provided by operating activities	321.2	481.1	691.3
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(277.5)	(955.8)	—
Payments for additions to property, plant and equipment	(60.0)	(47.8)	(35.7)
Proceeds from sale of property	0.4	—	3.5
Cash paid for equity investments	(11.8)	(11.3)	(9.5)
Proceeds from sale of equity securities	19.0	—	—
Cash received for settlement of investment	—	7.2	—
Net cash used in investing activities	(329.9)	(1,007.7)	(41.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,167.0	2,186.5	1,800.0
Repayment of long-term debt	(1,167.0)	(1,400.0)	—
Net proceeds from (repayments of) short-term borrowings	0.4	(7.0)	(5.3)
Payments for debt issuance costs	(0.8)	(5.1)	—
Payments of common stock cash dividend	(15.9)	(12.7)	—
Purchases of treasury stock	(328.0)	—	—
Proceeds from stock option exercises	2.5	7.5	1.6
Acquisition of noncontrolling interest	—	(1.9)	—
Net transfers to Former Parent	—	(35.6)	(419.9)
Consideration to Former Parent in connection with the Separation, net	—	—	(1,635.0)
Net repayments of related-party borrowings	—	—	(23.4)
Other financing activities	(6.1)	(6.2)	(1.9)
Net cash (used in) provided by financing activities	(347.9)	725.5	(283.9)
Effect of exchange rate changes on cash and cash equivalents	(11.5)	(6.8)	14.8
Net change in cash and cash equivalents	(368.1)	192.1	380.5
Beginning balance of cash and cash equivalents	572.6	380.5	—
Ending balance of cash and cash equivalents	$204.5	$572.6	$380.5

See the accompanying Notes to the Consolidated and Combined Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Nature of Business
Vontier Corporation (“Vontier” or the “Company”) is a global industrial technology company that focuses on critical technical equipment, components, and software and services for manufacturing, repair, and servicing in the mobility ecosystem worldwide. The Company supplies a wide range of solutions spanning advanced environmental sensors; fueling equipment; field payment hardware; point-of-sale, workflow and monitoring software; vehicle tracking and fleet management; software solutions for traffic light control; and vehicle mechanics’ and technicians’ equipment. The Company markets its products and services to retail and commercial fueling operators, convenience store and in-bay car wash operators, tunnel car wash businesses, commercial vehicle repair businesses, municipal governments and public safety entities and fleet owners/operators on a global basis.
The Company operates through one reportable segment comprised of two operating segments: (i) mobility technologies, which is a leading global provider of solutions and services focused on environmental compliance, fuel dispensing, remote fuel management, point-of-sale and payment systems, vehicle tracking and fleet management (“telematics”) and traffic management (“smart city solutions”), and (ii) diagnostics and repair technologies, which manufactures and distributes vehicle repair tools, toolboxes and automotive diagnostic equipment and software and a full line of wheel-service equipment. Given the interrelationships of the products, technologies and customers and the resulting similar long-term economic characteristics, the Company meets the aggregation criteria and has combined the Company’s two operating segments into a single reportable segment.
Separation from Fortive Corporation
On October 9, 2020, Fortive Corporation (“Fortive” or “Former Parent”) completed the separation of Fortive’s Industrial Technologies businesses (the “Vontier Businesses”) through a pro rata distribution of 80.1% of the outstanding common stock of Vontier to Fortive’s stockholders (the “Separation”). To effect the Separation, Fortive distributed to its stockholders two shares of Vontier common stock for every five shares of Fortive common stock outstanding held on September 25, 2020, the record date for the distribution. In January 2021, Fortive sold a total of 33.5 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering, Fortive no longer owned any of the Company’s outstanding common stock.
The primary source of the cash on hand as of the date of Separation was due to a transfer from Fortive as part of the separation agreement. Under the terms of the separation agreement, we repaid $86.1 million to Fortive in December 2020.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated and Combined Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Fortive’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Vontier have been included in the combined financial statements. Prior to the Separation, the combined financial statements also include allocations of certain general, administrative, sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive during the applicable periods. Related-party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 20. Related-Party Transactions to the Consolidated and Combined Financial Statements.
Following the Separation, the consolidated financial statements include the accounts of Vontier and those of our wholly-owned subsidiaries and no longer include any allocations from Fortive. Accordingly:
•The Consolidated Balance Sheets as of December 31, 2022 and 2021 consist of the Company’s balances.
•The Consolidated Statement of Earnings and Comprehensive Income for the years ended December 31, 2022 and 2021 consist of the Company’s results. The Consolidated and Combined Statement of Earnings and Comprehensive Income for the year ended December 31, 2020 consists of the Company’s results from the date of the Separation through December 31, 2020 and the combined results of the Vontier Businesses from January 1, 2020 through the date of the Separation.
•The Consolidated Statement of Changes in Equity for the years ended December 31, 2022 and 2021 consist of the Company’s results. The Consolidated and Combined Statement of Changes in Equity for the year ended December 31, 2020 consists of the Company’s results from the date of the Separation through December 31, 2020 and the combined activity of the Vontier Businesses from January 1, 2020 through the date of the Separation.

•The Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021 consists of the Company’s results. The Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2020 consists of the Company’s results from the date of the Separation through December 31, 2020 and the combined activity of the Vontier Businesses from January 1, 2020 through the date of the Separation.
The Company’s Consolidated and Combined Financial Statements may not be indicative of the Company’s results had it been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company’s financial position, results of operations and cash flows may be in the future.
All significant transactions between the Company and Fortive have been included in the accompanying Consolidated and Combined Financial Statements for all periods presented. Cash transactions with Fortive prior to the Separation are reflected in the accompanying Consolidated and Combined Statements of Changes in Equity as “Net transfers to Former Parent” and “Consideration to Former Parent in connection with the Separation.” As included in the Consolidated and Combined Statements of Changes in Equity, Former Parent’s investment, which included Retained earnings (Accumulated deficit) prior to the Separation, represents Fortive’s interest in the Company’s recorded net assets prior to the Separation. In addition, the accumulated net effect of intercompany transactions between the Company and Fortive or Fortive affiliates for periods prior to the Separation are included in Former Parent’s investment.
On October 9, 2020, in connection with the Separation, Former Parent’s investment was redesignated within Equity. The Agreements include a “Wrong-Pockets Provision” that allow the parties to make adjustments to ensure the separation-related transactions were executed in accordance with the Agreements. In periods subsequent to the Separation, the Company may make adjustments to balances transferred at the Separation date in accordance with the Wrong-Pockets Provision. Any such adjustments are recorded through equity.
The Consolidated and Combined Financial Statements include all accounts of Vontier and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated and Combined Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated and combined results of operations, therefore net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in the Company’s Consolidated and Combined Statements of Earnings and Comprehensive Income. Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.
Prior to the Separation, the Company was dependent upon Fortive for all its working capital and financing requirements under Fortive’s centralized approach to cash management and financing of operations of its subsidiaries. With the exception of cash, cash equivalents and borrowings clearly associated with Vontier and related to the Separation, including the financial transactions described below, financial transactions relating to Vontier’s business operations prior to the Separation were accounted for through Former Parent’s investment. Accordingly, none of the Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to Vontier or included in the Consolidated and Combined Financial Statements for periods prior to the Separation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are valued at cost, plus accrued interest, which approximates fair value due to the short-term maturity of these instruments.
Accounts and Financing Receivables and Allowances for Credit Losses
All trade accounts and financing receivables are reported in the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from trade accounts and financing receivables portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of our portfolios to determine if an impairment has occurred and evaluate the collectability of receivables based on a combination of financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for credit losses are charged to current period earnings and amounts determined to be uncollectible are charged directly against the allowances. Any amounts recovered on accounts that were previously written-off reduces the amounts charged to current period earnings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts and financing receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. Expense associated with credit losses was $32.2 million, $36.8 million and $42.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Financing Receivables
The Company estimates our allowance to reflect expected credit losses over the remaining contractual life of the asset. We pool assets with similar risk characteristics for this measurement based on attributes which includes asset type, duration, and/or credit risk rating. The future expected losses of each pool are estimated based on numerous quantitative and qualitative factors reflecting management’s estimate of collectability over the remaining contractual life of the pooled assets, including:

•portfolio duration;
•historical, current, and forecasted future loss experience by asset type;
•historical, current, and forecasted delinquency and write-off trends;
•historical, current, and forecasted economic conditions; and
•historical, current, and forecasted credit risk.
Inventory
Inventories include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value primarily using the first-in, first-out (“FIFO”) method.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Provisions for depreciation have been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets which are generally as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery, equipment and other	3 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
Other Assets
Other assets principally include contract assets, deferred tax assets and other investments.
Fair Value of Financial Instruments
Financial instruments consist primarily of trade accounts receivable, financing receivables, equity securities, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for trade accounts receivable, trade accounts payable and short-term debt approximate fair value. Refer to Note 11. Financing for the fair value of the Company’s long-term debt and Note 8. Fair Value Measurements for the fair values of the Company’s other financial instruments.
Goodwill and Other Intangible Assets
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

The goodwill of each of the Company’s reporting units is assessed for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that goodwill may not be recoverable. When evaluating for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. The Company’s decision to perform a qualitative impairment assessment for an individual reporting unit or indefinite-lived intangible assets in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition.
As part of the Company’s 2022 annual impairment analysis, the Company elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all 7 of the Company’s reporting units, or approximately $1.8 billion of goodwill as of the assessment date. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the reporting units, events or changes affecting the composition or carrying value of the net assets of the reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on the Company’s assessment, the Company determined on the basis of the qualitative and quantitative factors that the fair values of the reporting units were more likely than not greater than their respective carrying values; and therefore, a quantitative test was not required.
If the Company does not perform a qualitative assessment, or if it determines that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, impairment is determined by using a quantitative approach. The Company identifies potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized.
Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Intangible assets with indefinite lives are tested at least annually for impairment. In these analyses, management considers general macroeconomic conditions, industry and market conditions, cost factors, financial performance and other entity and asset specific events and may require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets.

If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings which would adversely affect the Company’s financial statements.
A non-cash goodwill impairment charge of $85.3 million was recorded against our Telematics reporting unit as a result of our quantitative impairment assessment on March 27, 2020. No goodwill impairment charges were recorded for the years ended December 31, 2022 and 2021. Refer to Note 7. Goodwill and Other Intangible Assets for additional information regarding the Telematics impairment charge in 2020.
Insurance Liabilities
The Company is self-insured for certain losses related to medical claims. The Company has stop-loss coverage to limit the exposure arising from medical claims. In addition, the Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation and automobile.
Debt Issuance Costs
Debt issuance costs relating to the Company’s term loan and senior note facilities are recorded in Long-term debt on the Consolidated Balance Sheets as a direct reduction of the carrying amount of the related debt; these costs are deferred and amortized to interest expense using the effective interest method, over the respective terms of the related debt.
Debt issuance costs relating to the Company’s revolving credit facilities are recorded in Other assets on the Consolidated Balance Sheets; these costs are deferred and amortized to interest expense using the straight-line method over the respective terms of the related debt.
Revenue Recognition
The Company derives revenues primarily from the sale of products and services in the mobility technologies and diagnostics and repair technologies markets. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
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
For revenue related to a product or service to qualify for recognition, the Company must have an enforceable contract with a customer that defines the goods or services to be transferred and the payment terms related to those goods or services. Further, collection of substantially all consideration for the goods or services transferred must be probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a combination of financial and qualitative factors, including the customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.
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
Most of the Company’s sales contracts contain standard terms and conditions. The Company evaluates contracts to identify distinct goods and services promised in the contract (performance obligations). Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements include multiple performance obligations, typically hardware, installation, training, consulting, services and/or PCS. Generally, these elements are delivered within the same reporting period, except PCS or other services. The Company allocates the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers, and/or a residual approach when the observable selling price of a good or service is not known and is either highly variable or uncertain. Allocating the transaction price to each performance obligation may require judgment.
The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily records revenue upon shipment as the Company has transferred control to the customer at that point and our performance obligations are satisfied. The Company evaluates contracts with delivery terms other than FOB Shipping Point and recognizes revenue when the Company has transferred control and satisfied the performance obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation, other services noted above or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Further, revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
Shipping and Handling
Shipping and handling costs are included as a component of Cost of sales in the Consolidated and Combined Statements of Earnings and Comprehensive Income. Revenue derived from shipping and handling costs billed to customers is included in Sales in the Consolidated and Combined Statements of Earnings and Comprehensive Income.
Advertising
Advertising costs are expensed as incurred and are included as a component of Selling, general and administrative expenses in the Consolidated and Combined Statements of Earnings and Comprehensive Income.
Research and Development
The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of existing products and expanding the applications for which uses of the Company’s products are appropriate. Research and development costs are expensed as incurred.
Restructuring
The Company periodically initiates restructuring activities to appropriately position its cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities, and are recorded when the associated liability is incurred. Refer to Note 16. Restructuring and Other Related Charges for additional information.

Foreign Currency Translation and Transactions
Exchange rate adjustments resulting from foreign currency transactions are recognized in Net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of Accumulated other comprehensive income within equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average exchange rates. Net foreign currency transaction gains or losses were not material in any of the years presented.
Accounting for Stock-Based Compensation
The Company had no stock-based compensation plans prior to the Separation; however, certain of its employees had participated in Fortive’s stock-based compensation plans (“Fortive Plans”). The expense associated with employees who participated in the Fortive Plans was allocated to the Company in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income for the periods prior to the Separation.
The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date.
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
Dividend yield: The expected dividend yield is calculated by dividing our annualized dividend, based on the Company’s history of declared dividends, by the Company’s stock price on the grant date. For periods prior to the Separation, the dividend yield was calculated by dividing Fortive’s annual dividend, based on the most recent quarterly dividend rate, by Fortive’s stock price on the grant date.
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
The fair value of RSUs and PSUs with performance-based vesting conditions is calculated using the closing price of the Company’s common stock on the date of grant less a discount due to the lack of participation in the Company’s dividend by RSU holders. The fair value of PSUs with market-based vesting conditions is calculated using a Monte Carlo pricing model.
Stock-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, with the expense for PSUs with performance-based vesting conditions adjusted based on the likelihood of future achievement of the performance metrics.
Income Taxes
In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected on the Consolidated and Combined Statements of Earnings and Comprehensive Income. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in the Consolidated and Combined Statements of Earnings and Comprehensive Income. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If there is cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, the Company generally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if there are cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, the Company then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, the Company would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, a valuation allowance is established.
Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated and Combined Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. The Company reevaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires. Potential accrued interest and penalties associated with unrecognized tax positions are recognized as a component of Provision for income taxes in the Consolidated and Combined Statements of Earnings and Comprehensive Income. Refer to Note 15. Income Taxes for additional information.
Pension and Other Postretirement Benefit Plans
Pension assets and obligations are measured to determine the funded status as of the end of the Company’s fiscal year. An asset is recognized for an overfunded status or a liability is recognized for an underfunded status. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and are reported in other comprehensive income. Refer to Note 12. Employee Benefit Plans for additional information.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of ASU 2020-04 from December 31, 2022 to December 31, 2024. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-bank Offered Rate (“LIBOR”) which is being phased out, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. These provisions may impact the Company as contract modifications and other changes occur during the LIBOR transition period. The Company continues to evaluate the optional relief guidance provided within these ASUs, has reviewed its debt securities and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. The Company will continue the assessment and monitor regulatory developments during the LIBOR transition period.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; this ASU allows for early adoption in any interim period after issuance of the update. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

NOTE 3. ACQUISITIONS
The Company has completed a number of acquisitions that have been accounted for as purchases and resulted in the recognition of goodwill in its financial statements. This goodwill arises because the purchase price for each acquired business reflects a number of factors including the complementary fit, the acceleration of its strategy, the synergies the business brings to existing operations, the future earnings and cash flow potential of the business, the potential to add other strategically complementary acquisitions to the acquired business, the scarce or unique nature of the business in its markets, the competition to acquire the business, the valuation of similar businesses in the marketplace (as reflected in a multiple of revenues, earnings or cash flows) and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing offerings to key target markets and develop new and profitable businesses.
A preliminary purchase price allocation is made at the date of acquisition based on an initial understanding of the fair value of the acquired assets and assumed liabilities. As additional information about these assets and liabilities is obtained, the estimates of fair value are refined and the preliminary purchase price allocation is adjusted during the applicable measurement period for items identified as of the acquisition date.
To determine the fair value of the acquired intangible assets and certain previously held equity interests related to its acquisitions, management utilized significant unobservable inputs (Level 3 in the fair value hierarchy) and was required to make judgements and estimates about future results such as revenues, margin, net working capital and other valuation assumptions such as useful lives, royalty rates, technology obsolescence, attrition rates and discount rates. Intangible assets consisting of technology and trade names were valued using a relief from royalty method or using a multi-period excess earnings method while customer relationships were valued using a multi-period excess earnings method. These assumptions are forward-looking and could be affected by future economic and market conditions.
Acquisition-related costs are included in Selling, general and administrative expenses in the Consolidated and Combined Statements of Earnings and Comprehensive Income.
The following describes the Company’s acquisition activity during the years ended December 31, 2022 and 2021. The Company did not make any acquisitions during the year ended December 31, 2020.
2022 Acquisitions
The purchase price allocations for the acquisitions completed during the year ended December 31, 2022, which are described below, have not been finalized as the analysis of the assets acquired and liabilities assumed has not been completed. The procedures to finalize may result in further adjustments to the preliminary purchase price allocation that could result in additional measurement period adjustments, which could have a material effect on the consolidated financial statements. The accounting for the acquisitions will be completed no later than one year from the respective acquisition dates, in accordance with GAAP.
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

The Company’s preliminary purchase price allocation is as follows:

($ in millions)	Driivz	Weighted Average Amortization Period
Accounts receivable	$1.0
Technology	56.3	8.0
Customer relationships	28.1	13.0
Trade names	9.2	16.0
Goodwill	125.8
Other assets	2.9
Accrued expenses and other current liabilities	(12.5)
Other long-term liabilities	(15.2)
Purchase price, net of cash received	$195.6

The Company recorded certain adjustments to the preliminary purchase price allocation during the year ended December 31, 2022 resulting in a net decrease of $5.1 million to goodwill.

The carrying value of the Company’s approximately 19% interest in Driivz prior to the acquisition was $10.3 million, which historically was carried at cost. In connection with the acquisition, this investment was remeasured to a fair value of $43.0 million resulting in the recognition of an aggregate noncash gain of $32.7 million during the year ended December 31, 2022, which was included in Gain on previously held equity interests from combination of business in the Consolidated and Combined Statements of Earnings and Comprehensive Income. Subsequent to the acquisition, during the year ended December 31, 2022, the Company granted awards for the common stock of a subsidiary that holds Driivz and other related entities to certain employees.

Acquisition-related costs related to Driivz were $1.2 million. The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to Driivz as it did not have a material effect on the Company’s results.

Invenco

On August 31, 2022, the Company acquired all of the outstanding equity interests of Invenco Group Ltd. (“Invenco”) for $83.1 million, net of cash received. The initial purchase price includes contingent consideration measured at $6.1 million, which can reach up to $100.0 million based on achieving certain revenue targets. Invenco, which is based in New Zealand, is a global provider of self-service payment solutions with a range of products including outdoor payment terminals, electronic payment servers, payment switches, and cloud services. The acquisition of Invenco further advances the Company’s portfolio diversification and accelerates our digital strategy.

The acquisition of Invenco was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The consideration paid was allocated as follows: (i) $35.7 million to definite-lived intangible assets consisting of developed technology, customer relationships and a trade name with a weighted average amortization period of approximately five years, (ii) $32.0 million to goodwill and (iii) $15.4 million to other net assets. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The majority of the goodwill derived from this acquisition is not expected to be deductible for tax purposes. The Company recorded certain adjustments to the preliminary purchase price allocation during the year ended December 31, 2022 resulting in a net increase of $4.7 million to goodwill.

Acquisition-related costs related to Invenco were $1.3 million. The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to Invenco as it did not have a material effect on the Company’s results.

Other Acquisitions

In addition to the acquisitions noted above, during the year ended December 31, 2022, the Company acquired all of the outstanding equity interests in two other businesses for $43.4 million, net of cash received. The initial purchase price includes $5.5 million of contingent consideration, which is based on future revenues of the acquired business and is unlimited. Both of these acquisitions align with the Company’s portfolio diversification strategy and enable opportunities in new end markets.

Acquisition-related costs related to other acquisitions were not material. The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to these acquisitions as they did not have a material effect on the Company’s results, individually or in aggregate.

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

The final purchase price allocation is as follows:

($ in millions)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation	Weighted Average Amortization Period
Accounts receivable	$17.3	$(3.3)	$14.0
Inventories	21.0	(0.1)	20.9
Prepaid expenses and other current assets	3.8	(0.1)	3.7
Technology	142.1	0.5	142.6	9.0
Customer relationships	227.0	—	227.0	11.0
Trade names	36.0	—	36.0	14.0
Goodwill	587.4	(15.6)	571.8
Other assets	14.9	0.1	15.0
Trade accounts payable	(5.8)	—	(5.8)
Accrued expenses and other current liabilities	(44.6)	2.5	(42.1)
Other long-term liabilities	(43.6)	16.3	(27.3)
Purchase price, net of cash acquired	$955.5	$0.3	$955.8

NOTE 4. FINANCING AND TRADE RECEIVABLES
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable less allowance for credit losses on the Consolidated Balance Sheets and is insignificant as of December 31, 2022 and 2021.
Product sales to franchisees and the related financing income is included in Cash flows from operating activities in the accompanying Consolidated and Combined Statements of Cash Flows.

The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Balance Sheets were as follows:

($ in millions)	December 31, 2022	December 31, 2021
Gross current financing receivables:
PSAs	$96.6	$98.4
Franchisee Notes	18.4	15.5
Current financing receivables, gross	$115.0	$113.9

Allowance for credit losses:
PSAs	$13.1	$16.9
Franchisee Notes	6.5	6.5
Total allowance for credit losses	19.6	23.4
Total current financing receivables, net	$95.4	$90.5

Net current financing receivables:
PSAs, net	$83.5	$81.5
Franchisee Notes, net	11.9	9.0
Total current financing receivables, net	$95.4	$90.5

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	December 31, 2022	December 31, 2021
Gross long-term financing receivables:
PSAs	$224.0	$219.7
Franchisee Notes	63.5	64.5
Long-term financing receivables, gross	$287.5	$284.2

Allowance for credit losses:
PSAs	$32.4	$37.2
Franchisee Notes	5.3	5.3
Total allowance for credit losses	37.7	42.5
Total long-term financing receivables, net	$249.8	$241.7

Net long-term financing receivables:
PSAs, net	$191.6	$182.5
Franchisee Notes, net	58.2	59.2
Total long-term financing receivables, net	$249.8	$241.7
Net deferred origination costs were insignificant as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the net unamortized discount on our financing receivables was $16.8 million and $16.7 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of December 31, 2022 and 2021 were insignificant.
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

The amortized cost basis of PSAs and Franchisee Notes by origination year as of December 31, 2022 is as follows:

($ in millions)	2022	2021	2020	2019	2018	Prior	Total
PSAs
Credit Score:
Less than 400	$15.4	$8.0	$4.0	$2.2	$0.6	$0.3	$30.5
400-599	24.7	12.4	7.2	3.3	1.0	0.5	49.1
600-799	50.4	26.0	13.6	6.2	1.9	0.7	98.8
800+	80.4	34.3	17.5	7.4	2.0	0.6	142.2
Total PSAs	$170.9	$80.7	$42.3	$19.1	$5.5	$2.1	$320.6

Franchisee Notes
Active distributors	$23.9	$22.3	$8.1	$7.1	$3.9	$3.9	$69.2
Separated distributors	0.3	1.7	2.3	2.8	1.2	4.4	12.7
Total Franchisee Notes	$24.2	$24.0	$10.4	$9.9	$5.1	$8.3	$81.9

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
December 31, 2022	$3.6	$1.8	$6.9	$12.3	308.3	$320.6	$6.9
December 31, 2021	3.3	1.7	6.5	11.5	306.6	318.1	6.5
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of December 31, 2022 and 2021.
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

The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of December 31:

	2022			2021
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$54.1	$11.8	$65.9	$54.3	$12.5	$66.8
Provision for credit losses	21.5	4.7	26.2	24.9	4.2	29.1
Write-offs	(32.2)	(4.9)	(37.1)	(27.5)	(5.6)	(33.1)
Recoveries of amounts previously charged off	2.1	0.2	2.3	2.4	0.7	3.1
Allowance for credit losses, end of year	$45.5	$11.8	$57.3	$54.1	$11.8	$65.9
The ending balance as of December 31, 2022 of $57.3 million is included in the Consolidated Balance Sheets in Accounts receivable, less allowance for credit losses and Long-term financing receivables, less allowance for credit losses in the amounts of $19.6 million and $37.7 million, respectively. The ending balance as of December 31, 2021 of $65.9 million is included in the Consolidated Balance Sheets in Accounts receivable, less allowance for credit losses and Long-term financing receivables, less allowance for credit losses in the amounts of $23.4 million and $42.5 million, respectively.
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of:

($ in millions)	December 31, 2022	December 31, 2021
Cost basis of trade accounts receivable	$434.0	$406.3

Allowance for credit losses balance, beginning of year	15.5	18.1
Provision for credit losses	6.0	7.7
Write-offs	(5.7)	(10.2)
Reclassification to held for sale	(0.3)	—
Foreign currency and other	(0.9)	(0.1)
Allowance for credit losses balance, end of year	14.6	15.5
Net trade accounts receivable balance	$419.4	$390.8
NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows:

($ in millions)	2022	2021
Finished goods	$136.6	$104.7
Work in process	34.8	34.4
Raw materials	174.6	147.9
Total	$346.0	$287.0

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows:

($ in millions)	2022	2021
Land and improvements	$4.9	$6.1
Buildings and leasehold improvements	66.1	68.2
Machinery, equipment and other	253.6	282.6
Gross property, plant and equipment	324.6	356.9
Less: accumulated depreciation	(232.5)	(256.3)
Property, plant and equipment, net (a)	$92.1	$100.6

(a) Includes property, plant and equipment, net in the United States of $62.7 million and $73.8 million as of December 31, 2022 and 2021, respectively.
No interest was capitalized related to capitalized expenditures during the years ended December 31, 2022, 2021 and 2020.
Depreciation and amortization expense related to property, plant and equipment was $23.7 million, $23.6 million and $22.0 million, respectively, for the years ended December 31, 2022, 2021 and 2020.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are as follows:

($ in millions)
Balance, January 1, 2021	$1,092.1
Additions to goodwill for current year acquisitions	584.7
Foreign currency translation and other	(9.6)
Balance, December 31, 2021	1,667.2
Measurement period adjustments for prior year acquisition	(12.9)
Additions to goodwill for current year acquisitions (including measurement period adjustments)	187.7
Reclassification to held for sale	(56.0)
Foreign currency translation and other	(47.3)
Balance, December 31, 2022	$1,738.7
Accumulated impairment charges were $85.3 million as of December 31, 2022 and 2021.
Impairment Charge
The results of the Company’s fourth quarter 2019 goodwill impairment testing indicated the excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value) of its Telematics reporting unit was approximately 5%, and as such, management continued to monitor the performance of Telematics during the first quarter of 2020. In connection with management’s updated forecast for the Telematics reporting unit that indicated a decline in sales and operating profit to levels lower than previously forecasted, due in large part to the impacts of the COVID-19 pandemic, a quantitative impairment assessment was performed over the Telematics reporting unit during the first quarter of 2020.
As a result of the interim impairment testing performed, the Company concluded that the estimated fair value of its Telematics reporting unit was less than its carrying value, and recorded a non-cash goodwill impairment charge of $85.3 million during the year ended December 31, 2020.
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

Intangible Assets
Finite-lived intangible assets are generally amortized on a straight-line basis over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31:

	2022			2021
($ in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangibles:
Patents and technology	$299.9	$(86.8)	$213.1	$215.4	$(59.4)	$156.0
Customer relationships, trade names and other intangibles	535.8	(189.6)	346.2	521.7	(163.1)	358.6
Total finite-lived intangibles	835.7	(276.4)	559.3	737.1	(222.5)	514.6
Indefinite-lived intangibles:
Trademarks and trade names	90.4	—	90.4	101.3	—	101.3
Total intangibles	$926.1	$(276.4)	$649.7	$838.4	$(222.5)	$615.9
Total intangible amortization expense for the years ended December 31, 2022, 2021 and 2020 was $78.0 million, $42.4 million and $29.0 million, respectively.
Based on the intangible assets recorded as of December 31, 2022, amortization expense is estimated to be as follows for the next five years and thereafter:

($ in millions)
2023	$82.2
2024	80.7
2025	75.7
2026	63.7
2027	58.9
Thereafter	198.1
Total	$559.3
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

Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Equity securities measured at fair value	$21.3	$—	$—	$21.3
Contingent consideration liabilities	—	—	11.6	11.6
Deferred compensation liabilities	—	5.1	—	5.1
December 31, 2021
Deferred compensation liabilities	$—	$4.8	$—	$4.8
Equity Securities
The Company holds a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) which historically was recorded at cost in Other assets on the Consolidated Balance Sheets. On January 13, 2022, Tritium announced that it completed a business combination with Decarbonization Plus Acquisition Corporation II to make Tritium a publicly listed company on NASDAQ under the symbol “DCFC.” As Tritium is now publicly traded, the Company records its investment at fair value in Equity securities measured at fair value on the Consolidated Balance Sheets with changes in the value recorded in Unrealized loss on equity securities measured at fair value on the Consolidated and Combined Statements of Earnings and Comprehensive Income and the Consolidated and Combined Statements of Cash Flows.
During the year ended December 31, 2022, the Company sold shares of Tritium stock and recognized a loss of $3.1 million which is recorded in Other non-operating (expense) income, net on the Consolidated and Combined Statements of Earnings and Comprehensive Income and Loss on equity investments in the Consolidated and Combined Statements of Cash Flows.
Contingent Consideration
The fair value of the contingent consideration liabilities relates to payments to previous owners of acquired companies contingent on the achievement of certain revenue targets. The Company records a liability for contingent consideration in the purchase price for acquisitions at fair value on the acquisition date, and remeasures the liability at each reporting date, based on the Company’s estimate of the expected probability of achievement of the contingency targets. This estimate is based on significant unobservable inputs and represents a Level 3 measurement within the fair value hierarchy.
Deferred Compensation
Certain management employees participate in our nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in Other long-term liabilities in the Consolidated Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Prior to the Separation, certain of our management employees participated in Fortive’s nonqualified deferred compensation programs with similar terms except that earnings rates for amounts contributed unilaterally by Fortive were entirely based on changes in the value of Fortive’s common stock.
In connection with the Separation, the Company established a deferred compensation program which was designed to replicate Fortive’s. Accounts in Fortive’s deferred compensation programs held by Vontier employees at the time of the Separation were converted into accounts in the Vontier deferred compensation program based on the “concentration method” designed to maintain the economic value before and after the Separation date using the relative fair market value of the Fortive and Vontier common stock based on their respective closing prices as of October 8, 2020. Prior to the Separation, the entire value of the Vontier employees’ deferred compensation program accounts in Fortive’s deferred compensation programs was recorded in other long-term liabilities. Upon conversion of these accounts to the Vontier deferred compensation program, $7.6 million of deferred compensation liabilities were reclassified from Other long-term liabilities to Additional paid-in capital, representing the value of the deferred compensation that will ultimately be settled in Vontier common stock.
In addition, Fortive retained a liability of approximately $4.9 million of deferred compensation liabilities related to former employees of the Vontier Businesses whose employment terminated prior to the Separation. As a result, the deferred compensation liabilities balances recorded as of December 31, 2022 and 2021 do not include amounts related to such terminated employees. Because this amount had been included in our Combined Balance Sheet prior to the Separation, Fortive’s retention of the liability has been reflected as an adjustment to Former Parent’s investment.
These amounts are considered non-cash financing activities for purposes of the Consolidated and Combined Statements of Cash Flows during the year ended December 31, 2020.
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
As of December 31, 2022, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.7 billion of goodwill and $649.7 million of identifiable intangible assets, net.
NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows:

	2022		2021
($ in millions)	Current	Long-term	Current	Long-term
Compensation, pension and post-retirement benefits	$95.1	$13.5	$112.5	$16.3
Claims, including self-insurance and litigation	33.6	82.0	25.9	63.4
Income and other taxes	28.9	24.8	23.0	53.6
Deferred revenue	135.2	48.7	133.7	56.3
Sales and product allowances	39.6	—	47.6	—
Warranty	29.7	13.3	33.4	16.0
Other	75.5	31.9	115.9	17.7
Total	$437.6	$214.2	$492.0	$223.3
Estimated warranty costs are generally accrued at the time of sale. In general, manufactured products are warrantied against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

The following is a rollforward of the accrued warranty liability:

($ in millions)	2022	2021
Accrual for warranties, beginning of year	$49.4	$54.6
Accruals for warranties issued during the year	26.1	34.7
Settlements made	(30.9)	(40.2)
Additions due to acquisition	0.4	0.5
Effect of foreign currency translation	(0.6)	(0.2)
Reclassification to held for sale	(1.4)	—
Accrual for warranties, end of year	$43.0	$49.4

NOTE 10. LEASES
The Company determines if an arrangement is or contains a lease at inception. The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. For lease agreements with both lease and non-lease components, the Company has elected the practical expedient for all underlying asset classes to account for the lease and related non-lease component(s) as a single lease component. Many leases include one option to renew, some of which include options to extend the lease for up to 15 years, and some of which include options to terminate the leases within one year. Options to renew are included in the measurement of right-of-use assets and lease liabilities if it is determined they are reasonably certain to be exercised. The Company primarily uses its incremental borrowing rate as the discount rate for its leases, as the Company is generally unable to determine the interest rate implicit in the lease. Finance leases were immaterial for the years ended December 31, 2022, 2021 and 2020, respectively.
The Consolidated and Combined Financial Statements include the following amounts related to operating leases for the years ended December 31:

($ in millions)	2022	2021	2020
Consolidated and Combined Statements of Earnings and Comprehensive Income
Operating lease cost	$22.6	$21.5	$22.5
Consolidated and Combined Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	20.3	20.5	21.0
Right-of-use assets obtained in exchange for operating lease obligations	13.3	19.8	13.6
Short-term and variable lease cost and sublease income were immaterial for the years ended December 31, 2022, 2021 and 2020, respectively.
The weighted average remaining lease term and weighted average discount rate of our operating leases were as follows as of December 31:

	2022	2021
Weighted average remaining lease term	4.6 years	5.2 years
Weighted average discount rate	4.0%	2.6%
The following table presents the maturity of our operating lease liabilities as of December 31, 2022:

($ in millions)
2023	$14.3
2024	11.5
2025	8.8
2026	6.9
2027	5.1
Thereafter	5.6
Total lease payments	52.2
Less: imputed interest	(4.4)
Total lease liabilities	$47.8

As of December 31, 2022, the Company had no material leases that had not yet commenced.

NOTE 11. FINANCING
The Company had the following debt outstanding as of December 31:

($ in millions)	2022	2021
Short-term borrowings:
India Credit Facility	$—	$1.5
Other short-term borrowings and bank overdrafts	4.6	2.2
Total short-term borrowings	$4.6	$3.7

Long-term debt:
Two-Year Term Loans due 2023	$—	$600.0
Three-Year Term Loans due 2024	400.0	400.0
Three-Year Term Loans due 2025	600.0	—
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2026	—	—
Total long-term debt	2,600.0	2,600.0
Less: discounts and debt issuance costs	(14.3)	(16.2)
Total long-term debt, net	$2,585.7	$2,583.8
Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the short-term borrowings section above are immaterial. Given the nature of the short-term borrowings, the carrying value approximates fair value at both December 31, 2022 and 2021.
We made interest payments of $67.5 million, $37.1 million and $5.9 million during the years ended December 31, 2022, 2021 and 2020, respectively, related to the Company’s long-term debt.
As of December 31, 2022, the contractual maturities of the Company’s long-term debt were as follows:

($ in millions)
2023	$—
2024	400.0
2025	600.0
2026	500.0
2027	—
Thereafter	1,100.0
Total principal payments	$2,600.0
Credit Facilities

A&R Credit Agreement
On April 28, 2021 (the “Closing Date”), the Company executed an amended and restated credit agreement (the “A&R Credit Agreement”), which consists of a $400.0 million three-year term loan (the “Three-Year Term Loans Due 2024”) and a $750.0 million Revolving Credit Facility. Two of the Company’s wholly-owned subsidiaries are Guarantors under the A&R Credit Agreement. The A&R Credit Agreement addresses the discontinuation of LIBOR and its impact on U.S. dollar and multicurrency loans.
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
The A&R Credit Agreement contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenants during periods in which the financial covenants are tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the A&R Credit Agreement, the lenders will be able to declare any outstanding principal balance of our Credit Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the A&R Credit Agreement. As of December 31, 2022, the Company was in compliance with its debt covenants under the A&R Credit Agreement.
Three-Year Term Loans Due 2024

The Three-Year Term Loans Due 2024 bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 112.5 basis points as of December 31, 2022. The interest rate on the $400.0 million of Three-Year Term Loans Due 2024 outstanding as of December 31, 2022 was 5.51% per annum. The Three-Year Term Loans Due 2024 mature on October 28, 2024, and there is no obligation to make repayments prior to the maturity date. The Company is not permitted to re-borrow once the Three-Year Term Loans due 2024 are repaid and there is no further ability to draw on the facility. There was no material difference between the carrying value and the estimated fair value of the debt outstanding.

Revolving Credit Facility

The Revolving Credit Facility requires the Company to pay lenders a commitment fee for unused commitments of 0.125% to 0.325% based on the ratings grid. As of December 31, 2022, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a ratings-based margin which was 117.5 basis points as of December 31, 2022.

Two-Year Term Loans Due 2023

On August 5, 2021, the Company entered into a two-year, $600.0 million senior unsecured delayed-draw term loan (the “Two-Year Term Loans Due 2023”) with a syndicate of lenders. The Company’s two wholly-owned subsidiaries which are Guarantors under the A&R Credit Agreement are also Guarantors under the two-year, $600.0 million senior unsecured delayed-draw term loan. On September 13, 2021, the Company drew the entire $600.0 million and used the proceeds to fund the acquisition of DRB. The Two-Year Term Loans Due 2023 were fully repaid on December 30, 2022 utilizing the proceeds of the Three-Year term Loans Due 2025, discussed below.
Three-Year Term Loans Due 2025

On October 28, 2022 the Company entered into a three-year, $600.0 million senior unsecured delayed draw term loan (the “Three-Year Term Loans Due 2025”) with a syndicate of lenders. The Company’s two wholly-owned subsidiaries which are Guarantors under the A&R Credit Agreement are also Guarantors under the three-year, $600.0 million senior unsecured delayed-draw term loan. On December 30, 2022, the Company drew the entire $600.0 million and used the proceeds to pay off the existing Two-Year Term Loans Due 2023.

The Three-Year Term Loans Due 2025 bear interest at a variable rate equal to SOFR plus a 10.0 basis points credit spread adjustment plus a ratings based margin which was 125.0 basis points as of December 31, 2022. The interest rate on the Three-Year Term Loans outstanding as of December 31, 2022 was 5.67% per annum. The Three-Year Term Loans Due 2025 mature on December 30, 2025 and the Company is not obligated to make repayments prior to the maturity date. The Company is not permitted to re-borrow once the Three-Year Term Loans Due 2025 are repaid and there is no further ability to draw on the facility.

As of December 31, 2022, there was no material difference between the carrying value and the estimated fair value of the debt outstanding.

The Three-Year Term Loans Due 2025 require, among others, that the Company maintains certain financial covenants, and the Company was in compliance with all of these covenants as of December 31, 2022.
Senior Unsecured Notes
On March 10, 2021, the Company completed the private placement of each of the following series of senior unsecured notes (collectively, the “Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act:
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
The Company received approximately $1.6 billion in net proceeds from the issuance of the Notes, which was partially offset by discounts of $3.5 million and debt issuance costs of $13.9 million. The Company used the net proceeds to repay $1.4 billion of debt with the remainder used for working capital and other general corporate purposes.
In connection with the issuance of the Notes, the Company entered into a registration rights agreement, pursuant to which the Company is obligated to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission, and cause to be declared effective within 365 days, a registration statement with respect to an offer to exchange (the “Registered Exchange Offer”) each series of Notes for registered notes with terms that are substantially identical to the Notes of each series. The Registered Exchange Offer was completed on January 18, 2022. Substantially all of the Notes were tendered and exchanged for the corresponding Registered Notes in the Registered Exchange Offer.
The Registered Notes are fully and unconditionally guaranteed (the “Guarantees”), on a joint and several basis, by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantors”). Interest on the Registered Notes is payable semi-annually in arrears on April 1 and October 1 of each year, and commenced on October 1, 2021. The Registered Notes and the Guarantees are the Company’s and the Guarantors’ general senior unsecured obligations.
The Company may redeem some or all of each series of the Registered Notes at any time prior to the dates specified in the Registered Notes indenture (the “Call Dates”) at a redemption price equal to the greater of (i) 100% of the principal amount of the Registered Notes of such series to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such series of the Registered Notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 20 basis points in the case of the 2026 Notes and 2028 Notes and plus 25 basis points in the case of the 2031 Notes, plus the accrued and unpaid interest. Call dates for the 2026 Notes, 2028 Notes and 2031 Notes are March 1, 2026, February 1, 2028 and January 1, 2031, respectively.
If a change of control triggering event occurs, the Company will, in certain circumstances, be required to make an offer to repurchase the Registered Notes at a purchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. A change of control triggering event is defined as the occurrence of both a change of control and a rating event, each as defined in the Registered Notes indenture. Except in connection with a change of control triggering event, the Registered Notes do not have any credit rating downgrade triggers that would accelerate the maturity of the Registered Notes.
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2022 the Company was in compliance with all of the covenants under the Registered Notes.
The estimated fair value of the Registered Notes was $1.2 billion as of December 31, 2022. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
India Credit Facility
The Company has a credit facility with Citibank, N.A. with borrowing capacity of up to 850.0 million Indian Rupees (or $10.3 million as of December 31, 2022) to facilitate working capital needs for certain businesses in India. As of December 31, 2022, the Company had no borrowings outstanding and $10.3 million of borrowing capacity remaining.
Other

As of December 31, 2022, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Balance Sheet. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries which are included in Short-term borrowings on the Consolidated Balance Sheets.

Interest payments associated with the above short-term borrowings were not significant for the years ended December 31, 2022, 2021 and 2020.

NOTE 12. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
Certain employees participate in noncontributory defined benefit pension plans. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The pension benefit obligations of the Company’s plans were $14.6 million and $18.7 million as of December 31, 2022 and 2021, respectively. The fair value of the plan assets was $7.6 million and $9.1 million as of December 31, 2022 and 2021, respectively, and include the use of Level 1 and Level 2 inputs in determining the fair value. As of December 31, 2022 and 2021, the underfunded status of the plans was $7.0 million and $9.6 million, respectively, and was included in Accrued expenses and other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of December 31, 2022 and 2021. The net periodic benefit costs were $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Defined Contribution Plans
The Company administers and maintains 401(k) Programs. Contributions are determined based on a percentage of compensation. For the years ended December 31, 2022, 2021 and 2020, compensation expense for participating U.S. employees in the 401(k) Programs was $41.0 million, $40.0 million and $39.5 million, respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign currency translation adjustments	Other adjustments (b)		Total
Balance, January 1, 2020	$153.7	$(5.0)		$148.7
Other comprehensive income before reclassifications, net of income taxes	44.6	—		44.6
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.5	(a)	0.5
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.5		0.5
Net current period other comprehensive income, net of income taxes	44.6	0.5		45.1
Balance, December 31, 2020	$198.3	$(4.5)		$193.8
Other comprehensive loss before reclassifications, net of income taxes	(13.4)	—		(13.4)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	1.9	(a)	1.9
Income tax impact	—	(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	1.3		1.3
Net current period other comprehensive (loss) income, net of income taxes	(13.4)	1.3		(12.1)
Balance, December 31, 2021	$184.9	$(3.2)		$181.7
Other comprehensive loss before reclassifications, net of income taxes	(77.1)	—		(77.1)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	2.0	(a)	2.0
Income tax impact	—	(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	1.5		1.5
Net current period other comprehensive (loss) income, net of income taxes	(77.1)	1.5		(75.6)
Balance, December 31, 2022	$107.8	$(1.7)		$106.1

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans

NOTE 14. SALES
Refer to a discussion of the Company’s significant accounting policies regarding sales in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $12.3 million and $10.4 million as of December 31, 2022 and 2021, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Contract Costs
The Company incurs direct incremental costs to obtain certain contracts, typically sales-related commissions and costs associated with assets used by customers in certain service arrangements. As of December 31, 2022 and 2021, the Company had $88.6 million and $78.4 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by our customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis. Total expense related to net revenue-related capitalized contract costs was $34.6 million, $39.2 million and $46.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Impairment losses recognized on our revenue-related capitalized contract costs were insignificant during the years ended December 31, 2022, 2021 and 2020.
Contract Liabilities
The Company’s contract liabilities consist of deferred revenue generally related to customer deposits, PCS and extended warranty sales. In these arrangements, the Company generally receives up-front payment and recognizes revenue over the support term of the contracts where applicable. Deferred revenue is classified as current or noncurrent based on the timing of when revenue is expected to be recognized and is included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.
The Company’s contract liabilities consisted of the following as of December 31:

($ in millions)	2022	2021
Deferred revenue, current	$135.2	$133.7
Deferred revenue, noncurrent	48.7	56.3
Total contract liabilities	$183.9	$190.0
During the year ended December 31, 2022, the Company recognized $100.5 million of revenue related to the Company’s contract liabilities as of January 1, 2022. The change in contract liabilities from December 31, 2021 to December 31, 2022 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services as well as the impact of current year acquisitions.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts, with expected customer delivery dates beyond one year from December 31, 2022 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Remaining performance obligations as of December 31, 2022 are $369.7 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 65 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
Revenue from contracts with customers are disaggregated by sales of products and services, geographic location, solution and major product group, as these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Disaggregation of revenue was as follows for the years ended December 31:

($ in millions)	2022	2021	2020
Sales:
Sales of products	$2,874.3	$2,712.7	$2,459.9
Sales of services	310.1	278.0	244.7
Total	$3,184.4	$2,990.7	$2,704.6

Geographic:
North America (a)	$2,383.0	$2,131.1	$1,898.3
Western Europe	242.6	266.1	255.7
High-growth markets	419.1	454.1	432.9
Rest of world	139.7	139.4	117.7
Total	$3,184.4	$2,990.7	$2,704.6

Solution:
Retail fueling hardware	$854.5	$879.9	$822.9
Auto repair	646.1	634.4	526.9
Service and other recurring revenue	474.2	484.8	445.3
Environmental	288.6	272.6	235.7
Retail solutions	610.6	416.8	375.9
Software-as-a-service	175.1	185.2	181.6
Alternative energy	86.7	64.8	68.1
Smart cities	39.3	37.6	32.4
Other	9.3	14.6	15.8
Total	$3,184.4	$2,990.7	$2,704.6

Major Product Group:
Mobility technologies	$2,440.5	$2,258.6	$2,087.5
Diagnostics and repair technologies	743.9	732.1	617.1
Total	$3,184.4	$2,990.7	$2,704.6

(a) Includes sales in the United States of $2,280.3 million, $2,056.9 million, and $1,843.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
NOTE 15. INCOME TAXES
Separation from Fortive
Prior to the Separation, the Company’s operating results were included in Fortive’s various consolidated U.S. federal and certain state income tax returns, as well as certain non-U.S. returns. For periods prior to the Separation, the combined financial statements reflect income tax expense and deferred tax balances as if tax returns were filed on a standalone basis separate from Fortive. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods prior to the Separation.
In connection with the Separation, the Company entered into agreements with Fortive, including a Tax Matters Agreement. The Tax Matters Agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” filings prior to the Separation. “Joint” filings are returns, such as the United States federal return, that include operations from both Fortive legal entities and the Company. By contrast, “separate” filings are tax returns (primarily U.S. state returns and non-U.S. returns), that exclusively include either Fortive’s or the Company’s operations, respectively. In accordance with the Tax Matters Agreement, the Company is liable for and has indemnified Fortive against all income tax liabilities involving “separate” filings for periods prior to the Separation.

Earnings and Income Taxes
Earnings (losses) before income taxes for the years ended December 31 were as follows:

($ in millions)	2022	2021	2020
United States	$552.4	$506.8	$496.8
Non-U.S.	(25.0)	27.2	(36.5)
Total	$527.4	$534.0	$460.3
The provision (benefit) for income taxes for the years ended December 31 were as follows:

($ in millions)	2022	2021	2020
Current:
Federal U.S.	$127.1	$122.2	$122.9
Non-U.S.	14.4	15.5	19.8
State and local	28.1	29.0	18.4
Deferred:
Federal U.S.	(26.3)	(32.8)	(33.3)
Non-U.S.	(15.5)	(10.2)	(8.4)
State and local	(1.7)	(2.7)	(1.1)
Income tax provision	$126.1	$121.0	$118.3
Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows:

($ in millions)	2022	2021
Deferred tax assets:
Allowance for credit losses	$23.7	$26.2
Operating lease liabilities	11.7	12.0
Inventories	15.8	8.6
Pension benefits	1.7	1.6
Other accruals and prepayments	42.6	31.5
Deferred revenue	16.0	15.3
Warranty services	9.5	10.8
Stock-based compensation expense	6.8	7.4
Tax credit and loss carryforwards	50.8	39.0
Other	5.0	2.5
Valuation allowances	(26.8)	(23.0)
Total deferred tax assets	156.8	131.9
Deferred tax liabilities:
Property, plant and equipment	(4.5)	(8.5)
Operating lease right-of-use assets	(10.4)	(11.1)
Insurance, including self-insurance	(6.5)	(16.0)
Goodwill and other intangibles	(105.4)	(107.3)
Other	(3.3)	(5.8)
Total deferred tax liabilities	(130.1)	(148.7)
Net deferred tax asset (liability)	$26.7	$(16.8)
Applying the valuation allowance methodology discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period. The Company’s valuation allowance increased by $3.8 million during the current year.
As of December 31, 2022, the Company has federal, various state, and foreign net operating losses in the amounts of $1.6 million, $45.4 million, and $220.8 million, respectively. These net operating loss carryforwards have various expiration periods beginning in 2022, including some with no expiration.
Effective Income Tax Rate
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	4.0%	3.9%	3.1%
Non-U.S. income taxed at different rate than U.S. statutory rate	0.7%	0.7%	4.0%
Foreign derived intangible income taxation	(1.4)%	(1.5)%	(1.6)%
Nontaxable income	(0.9)%	(1.0)%	(3.3)%
Uncertain tax positions	0.3%	0.2%	1.5%
Tax credits	(1.3)%	(1.0)%	(0.7)%
Goodwill impairment	—%	—%	1.1%
Other	1.5%	0.4%	0.6%
Effective income tax rate	23.9%	22.7%	25.7%
Our effective tax rate for 2022, 2021, and 2020 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of state taxes, foreign derived intangible income, and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, there was a favorable impact related to non-taxable income.
We made income tax payments of $167.2 million and $218.3 million during the years ended December 31, 2022 and 2021, respectively, and $4.6 million from the date of the Separation to December 31, 2020. Prior to the Separation, we did not make any income tax payments related to “joint” tax returns as these liabilities were the responsibility of Fortive. Vontier did make income tax payments related to “separate” tax returns for which it was responsible.
Unrecognized Tax Benefits
As of December 31, 2022, gross unrecognized tax benefits were $14.0 million ($15.7 million total, including $2.0 million associated with interest and penalties, and net of the impact of $0.3 million of indirect tax benefits). As of December 31, 2021, gross unrecognized tax benefits were $14.1 million ($15.5 million total, including $1.8 million associated with interest and penalties, and net of the impact of $0.4 million of indirect tax benefits). The Company recognized approximately $1.1 million, $0.3 million, and $0.3 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2022, 2021, and 2020, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in the income tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows as of December 31:

($ in millions)	2022	2021	2020
Unrecognized tax benefits, beginning of year	$14.1	$17.4	$14.5
Additions based on tax positions related to the current year	1.0	2.7	8.5
Additions for tax positions of prior years	1.2	0.2	0.5
Reductions for tax positions of prior years	(1.1)	(2.9)	(0.6)
Lapse of statute of limitations	—	—	(0.3)
Settlements	(0.9)	(2.9)	(2.1)
Effect of foreign currency translation	(0.3)	(0.4)	0.3
Separation-related adjustments	—	—	(3.4)
Unrecognized tax benefits, end of year	$14.0	$14.1	$17.4
The Company is routinely examined by various domestic and international taxing authorities. The amount of income taxes paid is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdictions. In accordance with the Tax Matters Agreement with Fortive, the Company is liable for taxes arising from examinations of the following: (i) the Company’s initial U.S. federal taxable year which includes the post-separation period; (ii) separate company state tax returns for all periods; (iii) joint state tax returns for the post-separation period; (iv) international separate company returns for all periods; and (v) joint international tax returns that include only Vontier legal entities for all periods. Global tax positions are reviewed on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. The Company does not believe that the total amount of unrecognized tax benefits will change by a material amount within the next 12 months due to the settlement of audits and expirations of statutes of limitations.
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return for the post-separation period was filed in October 2021. The Company filed its first full year U.S. federal income tax return for 2021 with the Internal Revenue Service (“IRS”) in October 2022. The IRS has not yet begun examination of the Company. The Company remains subject to tax audit for its separate company tax returns in various U.S. states for the tax years 2011 to 2021. Operations in certain foreign jurisdictions remain subject to routine examination for the tax years 2009 to 2021.
Repatriation and Unremitted Earnings

As of December 31, 2022, the Company’s undistributed earnings of its foreign subsidiaries are intended to be permanently reinvested in non-U.S. operations. The operating plans, budgets and forecasts, and long-term and short-term financial requirements of the parent company and the subsidiaries indicate that there is no current or known future need to distribute cash from foreign subsidiaries for any purpose. Therefore, no deferred taxes have been recorded. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
NOTE 16. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows:

($ in millions)	2022	2021	2020
Employee severance related	$10.6	$11.5	$4.9
Facility exit and other related	0.9	1.6	—
Total restructuring and other related charges	$11.5	$13.1	$4.9
Substantially all restructuring activities initiated in 2022 were completed by December 31, 2022. We expect substantially all cash payments associated with remaining termination benefits recorded in 2022 will be paid during 2023. Substantially all planned restructuring activities related to the 2021 and 2020 plans have been completed.
The nature of restructuring and related activities initiated in the years ended December 31, 2022, 2021 and 2020 focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to provide superior products and services to our customers in a cost efficient manner, and taking into consideration broad economic uncertainties.

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our restructuring actions:

($ in millions)	Balance as of January 1, 2021	Costs Incurred	Paid / Settled	Balance as of December 31, 2021	Costs Incurred	Paid / Settled	Balance as of December 31, 2022
Employee severance and related	$3.3	$11.5	$(10.0)	$4.8	$10.6	$(13.9)	$1.5
Facility exit and other related	—	1.6	(0.5)	1.1	0.9	(0.9)	1.1
Total	$3.3	$13.1	$(10.5)	$5.9	$11.5	$(14.8)	$2.6
The restructuring and other related charges incurred during the years ended December 31, 2022, 2021 and 2020 were cash charges. These charges are reflected in the following captions in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income for the years ended December 31:

($ in millions)	2022	2021	2020
Cost of sales	$3.2	$2.5	$0.2
Selling, general and administrative expenses	8.3	10.6	4.7
Total	$11.5	$13.1	$4.9
NOTE 17. LITIGATION AND CONTINGENCIES
Litigation and Other Contingencies
The Company is, from time to time, subject to a variety of litigation and other proceedings incidental to its business, including lawsuits involving claims for damages arising out of the use of its products, software and services; claims relating to intellectual property matters, employment matters, commercial disputes, product liability (including asbestos exposure claims) and personal injury; as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions, or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon experience, current information and applicable law, the Company does not believe that these proceedings and claims will have a material adverse effect on its financial position, results of operations or cash flows.

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

The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals may assist in the determination of reserves for incurred but not yet reported claims through evaluation of our specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While the Company actively pursues financial recoveries from insurance providers, the Company does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the risk insurance reserves the Company has established are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings.
In connection with the recognition of liabilities for asbestos-related matters, the Company records insurance recoveries that are deemed probable and estimable. In assessing the probability of insurance recovery, the Company makes judgments concerning insurance coverage that it believes are reasonable and consistent with its historical dealings, knowledge of any pertinent solvency issues surrounding insurers, and litigation and court rulings potentially impacting coverage. While the substantial majority of the Company’s insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in the analysis of probable recoveries. Projecting future events is subject to various uncertainties, including litigation and court rulings potentially impacting coverage, that could cause insurance recoveries on asbestos-related liabilities to be higher or lower than those projected and recorded. Given the inherent uncertainty in making future projections, the Company reevaluates projections concerning the Company’s probable insurance recoveries considering any changes to the projected liabilities, the Company’s recovery experience or other relevant factors that may impact future insurance recoveries.

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of December 31:

($ in millions)	Classification	2022	2021
Gross liabilities
Current	Accrued expenses and other current liabilities	$27.1	$21.5
Long-term	Other long-term liabilities	78.1	57.5
Total		105.2	79.0

Projected insurance recoveries
Current	Prepaid expenses and other current assets	21.2	14.8
Long-term	Other assets	47.4	30.2
Total		$68.6	$45.0

Guarantees

As of December 31, 2022 and 2021, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $84.0 million and $92.6 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, they would not have a material effect on the financial statements.
NOTE 18. STOCK-BASED COMPENSATION
The Company had no stock-based compensation plans prior to the Separation, however, certain employees participated in the Fortive Plans, which provided for the grants of stock options and RSUs. Prior to the Separation, Fortive allocated stock-based compensation expense to the Company based on Vontier employees participating in the Fortive Plans. This is reflected in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income for the period prior to the Separation.
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
The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, performance based restricted stock awards (“RSAs”) and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. A total of 17.0 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan and as of December 31, 2022, approximately 9.9 million shares remain available for issuance under the Stock Plan.
Stock options under the Stock Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of our Board of Directors. The Company’s executive officers, certain other employees and non-employee directors may be awarded stock options with different vesting criteria. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Vontier’s common stock on the NYSE on the date of grant, while stock options issued as Conversion Awards were priced to maintain the economic value before and after the Separation.
RSUs granted to employees under the Stock Plan generally provide for time-based vesting over three years or five years, although certain employees may be awarded RSUs with different time-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of stockholders following the grant date. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding.
PSUs granted under the Stock Plan during the year ended December 31, 2022 vest based on cumulative earnings per share, modified by the Company’s total shareholder return relative to the S&P 500 Index, over a three-year performance period. PSUs granted under the Stock Plan during the years ended December 31, 2021 and 2020 vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a performance period.
Stock awards generally vest only if the employee is employed (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options and vesting of RSUs and PSUs, the Company generally issues shares authorized but previously unissued.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expense in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. Pre-vesting forfeitures are estimated at the time of grant by analyzing historical data and are revised in subsequent periods if actual forfeitures differ from those estimates.
Stock-based compensation expense related to stock options, restricted stock units and performance stock units was $24.3 million, $25.5 million and $22.5 million during the years ended December 31, 2022, 2021 and 2020, respectively, which was reduced by the related tax benefit of $3.7 million, $4.0 million and $4.1 million, respectively.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2022. This compensation cost is expected to be recognized over a weighted average period of approximately 1.8 years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures:

($ in millions)
Stock Awards	$33.2
Stock options	2.8
Total unrecognized compensation cost	$36.0

Stock Options
The following summarizes option activity under the Stock Plan and the Fortive Plans for the years ended December 31, 2022, 2021 and 2020 (in thousands, except price per share and numbers of years):

	Options(b)	Weighted Average Exercise Price(b)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	1,754	$53.74
Granted	815
Exercised	(360)
Canceled/forfeited	(80)
Aggregate impact of conversion related to the Separation (a)	2,406
Outstanding as of December 31, 2020	4,535	27.17
Granted	44	31.48
Exercised	(385)	19.53
Canceled/forfeited	(249)	30.34
Outstanding as of December 31, 2021	3,945	27.77
Granted	—	—
Exercised	(152)	16.14
Canceled/forfeited	(530)	29.88
Outstanding as of December 31, 2022	3,263	27.97	4.9	$1,652
Vested and expected to vest as of December 31, 2022	3,128	27.83	4.8	1,652
Exercisable as of December 31, 2022	2,376	$26.69	4.3	$1,652

(a) The “Aggregate impact of conversion related to the Separation” represents the additional stock options issued as a result of the Separation by applying the “concentration method” to convert employee options based on the ratio of the fair value of Fortive and Vontier common stock calculated using the closing prices as of October 8, 2020.

(b) The options and weighted average exercise price for the periods prior to the Separation are pre-impact of the modification of the awards related to the Separation.
The weighted average exercise price of stock options granted, exercised and canceled/forfeited is not included in the table above for the full year ended December 31, 2020 as activity during this period included the Conversion Awards. The weighted average exercise price of Vontier stock options granted, exercised and canceled/forfeited for the period after separation until December 31, 2020 was $33.51, $18.70, and $30.10, respectively.

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes model for service condition awards with the following weighted average assumptions for the years ended December 31, 2021 and 2020. There were no options granted during the year ended December 31, 2022.

	2021	2020
Risk-free interest rate	0.97%	0.42%
Volatility	28.8%	27.2%
Dividend yield	—%	—%
Expected years until exercise	6.5	6.5
Weighted average fair value at date of grant	$9.75	$9.95
The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $2.2 million, $1.8 million and $2.8 million, respectively.
Options outstanding as of December 31, 2022 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Vested
Exercise Price	Number of Options	Average Exercise Price	Average Remaining Life (in years)	Number of Options	Average Exercise Price
$12.19 - $17.43	0.5	$16.39	2.2	0.5	$16.39
$17.44 - $23.46	0.4	21.64	3.9	0.4	21.58
$23.47 - $29.34	0.2	28.87	6.3	0.1	28.73
$29.35 - $31.46	1.7	31.35	5.4	1.1	31.33
$31.47 - $33.66	0.5	$33.40	6.2	0.3	$33.43
Total shares	3.3			2.4

The following summarizes aggregate intrinsic value and cash receipts related to stock option exercise activity under the Stock Plan and the Fortive Plans for the years ended December 31:

($ in millions)	2022	2021	2020
Aggregate intrinsic value of stock options exercised	$1.0	$5.4	$9.6
Cash receipts from stock options exercised (a)	1.8	7.4	9.4

(a) Cash receipts prior to the Separation were recorded as an increase to Former Parent's investment. This amount was $7.6 million during the year ended December 31, 2020.

Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan and the Fortive Plans for the years ended December 31, 2022, 2021 and 2020 (in thousands; except price per share):

	Number of Stock Awards (b)	Weighted Average Grant-Date Fair Value (b)
Unvested as of January 1, 2020	319	$62.00
Granted	593
Vested	(96)
Forfeited	(26)
Aggregate impact of conversion related to the Separation (a)	592
Unvested as of December 31, 2020	1,382
Granted	942	33.43
Vested	(403)	29.82
Forfeited	(158)	31.64
Unvested as of December 31, 2021	1,763	32.44
Granted	1,422	23.60
Vested	(573)	31.29
Forfeited	(427)	29.15
Unvested as of December 31, 2022	2,185	$27.39

(a) The “Aggregate impact of conversion related to the Separation” represents the additional Stock Awards issued as a result of the Separation by applying the “concentration method” to convert Stock Awards based on the ratio of the fair value of Fortive and Vontier common stock calculated using the closing prices as of October 8, 2020.

(b) The awards and weighted average grant-date fair value for the periods prior to the Separation are pre-impact of the modification of the awards related to the Separation. PSUs are included at target.

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
NOTE 19. CAPITAL STOCK AND EARNINGS PER SHARE
Capital Stock
The Company’s authorized capital stock consists of 2.0 billion shares of common stock, par value $0.0001 per share, and 15.0 million shares of preferred stock with no par value, with all shares of preferred stock undesignated.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of the assumed issuance of shares under stock-based compensation plans, determined using the treasury-stock method, except where the inclusion of such shares would have an anti-dilutive impact.

The total number of shares outstanding, including the impact of the Split Amendment, on October 9, 2020 was 168,378,946 which is being utilized for the calculation of both basic and diluted earnings per share for the year ended December 31, 2020 as no Vontier common stock equivalents were outstanding prior to October 9, 2020.

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Year Ended December 31
($ and shares in millions, except per share amounts)	2022	2021	2020
Numerator:
Net earnings	$401.3	$413.0	$342.0

Denominator:
Basic weighted average common shares outstanding	160.5	169.0	168.4
Effect of dilutive stock options and RSUs	0.5	1.1	1.0
Diluted weighted average common shares outstanding	161.0	170.1	169.4

Earnings per share:
Basic	$2.50	$2.44	$2.03
Diluted	$2.49	$2.43	$2.02

Anti-dilutive shares	3.3	2.5	2.7

Share Repurchase Program

In February 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution whereupon the Company provided a prepayment of $250.0 million and received an initial delivery of 8.2 million shares of the Company’s common stock. The Company received an additional 1.8 million shares of its common stock as the final settlement of the ASR during the second fiscal quarter of 2022. In total, the Company repurchased 10.0 million shares under the ASR at an average price of $25.11 per share.
On May 24, 2022, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021, bringing the total amount authorized for future share repurchases back up to $500.0 million. Under the share repurchase program, the Company may purchase shares of common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The share repurchase program may be suspended or discontinued at any time and has no expiration date.

During the year ended December 31, 2022, the Company repurchased an additional 3.7 million of the Company’s shares for $78.0 million through open market transactions at an average price per share of $20.85.

As of December 31, 2022, the Company had remaining authorization to repurchase $429 million of its common stock under the share repurchase program.

NOTE 20. RELATED-PARTY TRANSACTIONS
In connection with the Separation, the Company entered into the Agreements with Fortive which govern the Separation and provide a framework for the relationship between the parties going forward, including an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, an FBS license agreement and a transition services agreement.
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
Tax Matters Agreement
The tax matters agreement governs the respective rights, responsibilities and obligations of both Fortive and Vontier after the Separation with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Refer to Note 15. Income Taxes for further discussion regarding the tax matters agreement.
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
FBS License Agreement
The FBS license agreement sets forth the terms and conditions pursuant to which Fortive has granted a non-exclusive, worldwide, non-transferable, perpetual license to us to use FBS solely in support of the Company’s businesses. The Company is able to sublicense such license solely to direct and indirect wholly-owned subsidiaries.
Transition Services Agreement (“TSA”)
The TSA sets forth the terms and conditions pursuant to which Vontier and its subsidiaries and Fortive and its subsidiaries will provide to each other various services after the Separation. The services to be provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The charges for the transition services generally are expected to allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service, plus, in some cases, the allocated indirect costs of providing the services, generally without profit.
TSA Payments
In accordance with the TSA, receipts from Fortive were insignificant during the years ended December 31, 2022, 2021 and 2020. No payments were made to Fortive during the year ended December 31, 2022. Payments during the year ended December 31, 2021 were $48.5 million, the majority of which related to the Company’s share of the transaction taxes related to the Separation which were accrued but not repaid as of December 31, 2020. During the year ended December 31, 2020, the Company made net payments to Fortive of $13.9 million.
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

Related party expenses allocated to the Company from Fortive and its subsidiaries for the year ended December 31, 2020 were as follows:

($ in millions)	2020
Allocated corporate expenses	$28.0
Directly attributable expenses:
Insurance programs expenses	2.2
Medical insurance programs expenses	31.4
Deferred compensation program expenses	0.9
Total related-party expenses	$62.5

Corporate Expenses

Certain corporate overhead and other shared expenses incurred by Fortive and its subsidiaries have been allocated to the Company and are reflected in the accompanying Consolidated and Combined Statements of Earnings and Comprehensive Income. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Vontier information technology infrastructure, facilities, compliance, human resources, and marketing, as well as legal functions and financial management and transaction processing, including public company reporting, consolidated tax filings, and tax planning, Fortive benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock-based compensation administration. These costs have been allocated using a methodology that management believes is reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total. Following the Separation, the Company independently incurs corporate overhead costs and no corporate overhead costs were allocated by Fortive.

Debt Financing

As part of Fortive, the Company engaged in related-party borrowings. There were non-cash settlements of the related-party loan receivables balances that existed during the year ended December 31, 2020.

Interest (expense) income, net on related-party transactions was insignificant for the year ended December 31, 2020.

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
Revenue and Other Transactions Entered into in the Ordinary Course of Business
Prior to the Separation, the Company operated as part of Fortive and not as a stand-alone company and certain of the Company’s revenue arrangements related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Following the Separation, any transactions with Fortive and its affiliates were entered into at arms-length.
After the secondary offering in January 2021, Fortive no longer owned any of the Company’s outstanding common stock and is not considered a related party.
Revenue from sales to Fortive and its subsidiaries was insignificant during the year ended December 31, 2020. Purchases from Fortive and Fortive’s subsidiaries were approximately $16 million for the year ended December 31, 2020.

NOTE 21. ASSETS AND LIABILITIES HELD FOR SALE

Hennessy

During the three months ended July 1, 2022, the Company reached the strategic decision to exit its Hennessy business. The Company determined that the associated assets and liabilities met the held for sale accounting criteria and they were classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2022.

Global Traffic Technologies

During the three months ended July 1, 2022, the Company reached the strategic decision to exit its Global Traffic Technologies business (collectively with Hennessy, the “Disposal Groups”). The Company determined that the associated assets and liabilities met the held for sale accounting criteria and they were classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2022.

The assets and liabilities were measured at the lower of fair value less costs to sell or the carrying value and the Company recognized impairment charges of $3.6 million during the year ended December 31, 2022 to remeasure certain assets. The following table summarizes the carrying amounts of major classes of assets and liabilities of the Disposal Groups as of December 31, 2022 (in millions):

ASSETS
Accounts receivable, net	$26.8
Inventories	16.8
Other current assets	1.5
Property, plant and equipment, net	10.5
Operating lease right-of-use assets	0.4
Other intangible assets, net	28.7
Goodwill	56.0
Other assets	4.9
Total assets held for sale	$145.6
LIABILITIES
Trade accounts payable	$20.0
Accrued expenses and other current liabilities	13.1
Other long-term liabilities	9.9
Total liabilities held for sale	$43.0

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2022 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Vontier Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisitions of the Driivz and Invenco businesses during the year ended December 31, 2022, collectively the “Acquired Businesses.” The Company has not yet fully incorporated the internal controls and procedures of the Acquired Businesses into the Company’s internal control over financial reporting, and as such, management excluded the Acquired Businesses from its assessment. The Company has included goodwill and other intangible assets of the Acquired Businesses in this assessment. The assets and revenues of the Acquired Businesses excluded from management’s assessment of internal controls constituted 2% of the Company’s total assets as of December 31, 2022 and 2% of the Company’s total revenues for the year ended December 31, 2022, respectively.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Vontier, Corporate Governance in the Proxy Statement for our 2023 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, Tables, Pay Ratio and Director Compensation in the Proxy Statement for our 2023 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Vontier Common Stock by Directors, Officers and Principal Shareholders in the Proxy Statement for our 2023 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2023 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2023 annual meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 88 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Financial Statement Schedule:
Valuation and Qualifying Accounts	92

		Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	2.1	October 13, 2020
3.1	Certificate of Amendment to the Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	September 30, 2020
3.2	Amended and Restated Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	October 13, 2020
3.3	Certificate of Amendment, dated May 25, 2022 to the Amended and Restated Certification of Incorporation of Vontier Corporation	8-K	001-39483	3.1	May 27, 2022
3.3	Amended and Restated Bylaws of Vontier Corporation, effective December 13, 2022	8-K	001-39483	3.1	December 16, 2022
4.1	Description of Common Stock	10-K	001-39483	4.1	February 25, 2021
4.2	Amended and Restated Indenture, dated as of November 19, 2021, among the Company, the guarantors party thereto and Wilmington Trust, National association, as Trustee	8-K	001-39483	4.1	November 19, 2021
10.1	Amended and Restated Credit Agreement, dated as of April 28, 2021, by and among Vontier Corporation, Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and other Lenders party thereto	8-K	001-39483	10.1	April 28, 2021
10.2	Employee Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.1	October 13, 2020
10.3	Tax Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.2	October 13, 2020
10.4	Transition Services Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.3	October 13, 2020
10.5	Intellectual Property Matters Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.4	October 13, 2020
10.6	FBS License Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.5	October 13, 2020
10.7	Stockholder’s and Registration Rights Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.6	October 13, 2020
10.8	Vontier Corporation 2020 Stock Incentive Plan*	8-K	001-39483	10.7	October 13, 2020
10.9	Vontier Corporation Non-Employee Directors’ Deferred Compensation Plan*	10-K	001-39483	10.9	February 24, 2022
10.10	Vontier Corporation Director Compensation Policy*	—	—		Filed herewith
10.11	Form of Restricted Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.9	October 13, 2020
10.12	Form of Restricted Stock Unit Agreement (Non-Employee Directors Deferred Compensation) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.10	October 13, 2020
10.13	Form of Performance Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.11	October 13, 2020

10.14	Form of Stock Option Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.12	October 13, 2020
10.15	Form of Stock Option Agreement (Non-Employee Directors) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.13	October 13, 2020
10.16	Vontier Corporation 2020 Executive Incentive Compensation Plan*	8-K	001-39483	10.14	October 13, 2020
10.17	Vontier Corporation Executive Incentive Compensation Plan*	8-K	001-39483	10.1	March 15, 2022
10.18	Vontier Corporation Severance and Change-in-Control Plan for Officers*	8-K	001-39483	10.15	October 13, 2020
10.19	Vontier Corporation Executive Deferred Incentive Plan*	8-K	001-39483	10.16	October 13, 2020
10.20	Term Loan Agreement, dated as of August 5, 2021, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto	8-K	001-39483	10.1	August 5, 2021
10.21	Term Loan Agreement, dated as of October 28, 2022, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto	8-K	001-39483	10.1	November 3, 2022
10.22	Letter Agreement between Anshooman Aga and Vontier Corporation dated August 9, 2022*	8-K	001-39483	10.1	August 12, 2022
10.23	Transition Agreement between David Naemura and Vontier Corporation dated August 11, 2022*	8-K	001-39483	10.2	August 12, 2022
10.24	Letter Agreement between Aaron Saak and Vontier Corporation dated May 23, 2022*	—	—		Filed herewith
21.1	Subsidiaries of the Registrant	—	—		Filed herewith
22.1	List of Guarantor Subsidiaries	—	—		Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
*Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION

Date: February 17, 2023	By:	/s/ MARK D. MORELLI
Mark D. Morelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ KAREN C. FRANCIS	February 17, 2023
Karen C. Francis
Chair, Director

/s/ ANSHOOMAN AGA	February 17, 2023
Anshooman Aga
Senior Vice President, Chief Financial Officer

/s/ GLORIA R. BOYLAND	February 17, 2023
Gloria R. Boyland
Director

/s/ ROBERT L. EATROFF	February 17, 2023
Robert L. Eatroff
Director

/s/ MARTIN GAFINOWITZ	February 17, 2023
Martin Gafinowitz
Director

/s/ CHRISTOPHER J. KLEIN	February 17, 2023
Christopher J. Klein
Director

/s/ ANDREW D. MILLER	February 17, 2023
Andrew D. Miller
Director

/s/ MARK D. MORELLI	February 17, 2023
Mark D. Morelli
President, Chief Executive Officer and Director

/s/ PAUL V. SHIMP	February 17, 2023
Paul V. Shimp
Chief Accounting Officer

/s/ MARYROSE SYLVESTER	February 17, 2023
Maryrose Sylvester
Director

VONTIER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2022
Allowances deducted from asset accounts:
Allowance for credit losses	$81.4	$32.2	$(0.9)	$(0.3)	$(40.5)	$71.9
Valuation allowance for deferred income tax assets	$23.0	$—	$—	$3.8	$—	$26.8

Year Ended December 31, 2021
Allowances deducted from asset accounts:
Allowance for credit losses	$84.9	$36.8	$(0.1)	$—	$(40.2)	$81.4
Valuation allowance for deferred income tax assets	$22.4	$—	$—	$0.6	$—	$23.0

Year Ended December 31, 2020
Allowances deducted from asset accounts:
Allowance for credit losses	$56.3	$42.9	$0.3	$30.6	$(45.2)	$84.9
Valuation allowance for deferred income tax assets	$29.7	$—	$—	$—	$(7.3)	$22.4

(a) Amounts include allowance for credit losses classified as current and noncurrent.
(b) Amounts are related to businesses acquired, the impact of new accounting standards and other adjustments.