Form 10-Q
period 2023-03-31
Vontier Corp
filed 2023-05-05
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2023, there were 155,618,576 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208.2	$204.5
Accounts receivable, less allowance for credit losses of $36.5 million and $34.2 million as of March 31, 2023 and December 31, 2022, respectively	471.4	514.8
Inventories	350.8	346.0
Prepaid expenses and other current assets	164.8	152.8
Equity securities measured at fair value	—	21.3
Current assets held for sale	144.3	145.6
Total current assets	1,339.5	1,385.0
Property, plant and equipment, net	92.8	92.1
Operating lease right-of-use assets	42.4	44.5
Long-term financing receivables, less allowance for credit losses of $36.9 million and $37.7 million as of March 31, 2023 and December 31, 2022, respectively	253.8	249.8
Other intangible assets, net	628.3	649.7
Goodwill	1,737.6	1,738.7
Other assets	184.1	183.5
Total assets	$4,278.5	$4,343.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$8.5	$4.6
Trade accounts payable	373.7	430.9
Current operating lease liabilities	13.1	13.8
Accrued expenses and other current liabilities	438.5	437.6
Current liabilities held for sale	49.3	43.0
Total current liabilities	883.1	929.9
Long-term operating lease liabilities	32.1	34.0
Long-term debt	2,521.6	2,585.7
Other long-term liabilities	201.7	214.2
Total liabilities	3,638.5	3,763.8
Commitments and Contingencies (Note 10)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 170.2 million and 169.7 million shares issued, and 155.6 million and 156.0 million outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost, 14.6 million and 13.7 million shares as of March 31, 2023 and December 31, 2022, respectively	(346.4)	(328.0)
Additional paid-in capital	30.6	27.6
Retained earnings	849.7	770.8
Accumulated other comprehensive income	102.4	106.1
Total Vontier stockholders’ equity	636.3	576.5
Noncontrolling interests	3.7	3.0
Total equity	640.0	579.5
Total liabilities and equity	$4,278.5	$4,343.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Sales	$776.4	$748.1
Cost of sales	(423.4)	(412.8)
Gross profit	353.0	335.3
Operating costs:
Selling, general and administrative expenses	(178.2)	(166.0)
Research and development expenses	(41.0)	(34.5)
Operating profit	133.8	134.8
Non-operating income (expense), net:
Interest expense, net	(24.0)	(12.9)
Gain on previously held equity interests from combination of business	—	32.7
Unrealized gain on equity securities measured at fair value	—	163.0
Other non-operating expense, net	(0.9)	(0.1)
Earnings before income taxes	108.9	317.5
Provision for income taxes	(26.1)	(67.3)
Net earnings	$82.8	$250.2

Net earnings per share:
Basic	$0.53	$1.51
Diluted	$0.53	$1.50
Weighted average shares outstanding:
Basic	155.7	165.9
Diluted	156.1	166.5

Net earnings	$82.8	$250.2
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(3.8)	(15.1)
Other adjustments	0.1	0.1
Total other comprehensive loss, net of income taxes	(3.7)	(15.0)
Comprehensive income	$79.1	$235.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	169.7	$—	13.7	$(328.0)	$27.6	$770.8	$106.1	$3.0	$579.5
Net earnings	—	—	—	—	—	82.8	—	—	82.8
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(3.7)	—	(3.7)
Stock-based compensation expense	—	—	—	—	6.1	—	—	0.7	6.8
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.5	—	—	—	(3.1)	—	—	—	(3.1)
Purchase of treasury stock	—	—	0.9	(18.4)	—	—	—	—	(18.4)
Balance, March 31, 2023	170.2	$—	14.6	$(346.4)	$30.6	$849.7	$102.4	$3.7	$640.0

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	169.2	$—	—	$—	$1.5	$386.7	$181.7	$3.8	$573.7
Net earnings	—	—	—	—	—	250.2	—	—	250.2
Dividends on common stock ($0.025 per share)			—	—		(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation expense	—	—	—	—	6.1	—	—	—	6.1
Exercise of common stock options and stock award distributions, net of shares for tax withholding	0.3	—	—	—	(2.0)	—	—	—	(2.0)
Purchase of treasury stock	—	—	8.5	(207.0)	—	(50.0)	—	—	(257.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, April 1, 2022	169.5	$—	8.5	$(207.0)	$5.6	$582.9	$166.7	$3.7	$551.9

See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net earnings	$82.8	$250.2
Non-cash items:
Depreciation and amortization expense	31.1	29.1
Stock-based compensation expense	6.8	6.1
Amortization of debt issuance costs	1.0	0.9
Gain on previously held equity interests from combination of business	—	(32.7)
Unrealized gain on equity securities measured at fair value	—	(163.0)
Amortization of acquisition-related inventory fair value step-up	0.8	—
Loss on equity investments	0.7	—
Gain on sale of property	(2.8)	—
Change in deferred income taxes	(5.7)	32.6
Change in accounts receivable and long-term financing receivables, net	42.1	33.7
Change in other operating assets and liabilities	(75.8)	(115.6)
Net cash provided by operating activities	81.0	41.3
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(184.9)
Payments for additions to property, plant and equipment	(13.7)	(12.9)
Proceeds from sale of property	4.2	0.2
Cash paid for equity investments	(1.9)	(5.8)
Proceeds from sale of equity securities	20.4	—
Net cash provided by (used in) investing activities	9.0	(203.4)
Cash flows from financing activities:
Repayment of long-term debt	(65.0)	—
Net proceeds from short-term borrowings	3.9	0.4
Payments of common stock cash dividend	(3.9)	(4.0)
Purchases of treasury stock	(18.1)	(257.0)
Proceeds from stock option exercises	1.2	—
Other financing activities	(5.3)	(3.0)
Net cash used in financing activities	(87.2)	(263.6)
Effect of exchange rate changes on cash and cash equivalents	0.9	(1.8)
Net change in cash and cash equivalents	3.7	(427.5)
Beginning balance of cash and cash equivalents	204.5	572.6
Ending balance of cash and cash equivalents	$208.2	$145.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Nature of Business
Vontier Corporation (“Vontier” or the “Company”) is a global industrial technology company that provides critical mobility and multi-energy technologies and solutions to connect, manage and scale the mobility ecosystem worldwide. As of March 31, 2023, the Company operates through three reportable segments which align to the Company’s three operating segments: (i) Mobility Technologies, which provides digitally enabled equipment and solutions to support efficient operations across the mobility ecosystem, including point-of-sale and payment systems, workflow automation solutions, telematics, data analytics, operating software for electric vehicle charging networks, and integrated solutions for alternative fuel dispensing; (ii) Repair Solutions, which manufactures and distributes aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a network of mobile franchisees; and (iii) Environmental & Fueling Solutions, which provides environmental and fueling hardware and software, and aftermarket solutions for global fueling infrastructure. The Company’s Global Traffic Technologies and Coats (Hennessy) businesses, which are currently held for sale as further discussed in Note 13. Assets and Liabilities Held for Sale, are presented in Other.
Basis of Presentation and Unaudited Interim Financial Information
The accompanying Consolidated Condensed Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are unaudited.
The interim Consolidated Condensed Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The Consolidated Condensed Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on our consolidated results of operations, therefore net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in the Company’s Consolidated Condensed Statements of Earnings and Comprehensive Income. Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.
In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim Consolidated Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).
Goodwill
In the first quarter of 2023, the Company realigned its internal organization, as further discussed in Note 9. Segment Information, which resulted in a decrease in the number of reporting units for goodwill impairment testing from seven reporting units to five reporting units. For historical reporting units that were divided among the Company’s new reporting units after the realignment, the Company used the relative fair value method to reallocate goodwill to the new reporting units. The Company performed a qualitative goodwill impairment test immediately prior to and following the change in reporting units. Based on the Company’s assessment, the Company determined on the basis of the qualitative and quantitative factors that the fair values of the reporting units were more likely than not greater than their respective carrying values both immediately prior to and following the change in reporting units, and therefore, a quantitative test was not required.
Foreign Currency Translation and Transactions
Exchange rate adjustments resulting from foreign currency transactions are recognized in Net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of Accumulated other comprehensive income within equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using period-end exchange rates and income statement accounts are translated at weighted average exchange rates. Net foreign currency transaction gains or losses were not material in any of the periods presented.

Recently Adopted Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 became effective for the Company’s annual and interim periods beginning on January 1, 2023. The Company has disclosed current-period gross write-offs in Note 3. Financing and Trade Receivables, while the other provisions of ASU 2022-02 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards Not Yet Adopted
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

NOTE 2. ACQUISITIONS

The Company did not make any acquisitions during the three months ended March 31, 2023.

During the three months ended April 1, 2022, the Company completed the acquisition of Driivz Ltd. (“Driivz”), which is further discussed below, and acquired all of the outstanding equity interests in one other business.

Driivz

On February 7, 2022, the Company acquired the remaining 81% of the outstanding shares of Driivz for $152.5 million, net of cash received. Driivz, which is based in Israel, is a cloud-based subscription software platform supporting electric vehicle charging infrastructure (“EVCI”) providers with operations management, energy optimization, billing and roaming capabilities, as well as driver self-service apps. The acquisition of Driivz accelerates the Company’s portfolio diversification and e-mobility strategies and positions the Company to capitalize on the global EVCI market opportunities.

The acquisition of Driivz was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The majority of the goodwill derived from this acquisition is not deductible for tax purposes.

The Company’s final purchase price allocation is as follows:

($ in millions)	Driivz	Weighted Average Amortization Period
Accounts receivable	$1.0
Technology	56.3	8.0
Customer relationships	28.1	13.0
Trade names	9.2	16.0
Goodwill	125.7
Other assets	2.9
Accrued expenses and other current liabilities	(12.5)
Other long-term liabilities	(15.2)
Purchase price, net of cash received	$195.5

The Company recorded certain adjustments to the preliminary purchase price allocation during the measurement period resulting in a net decrease of $5.2 million to goodwill.

The carrying value of the Company’s approximately 19% interest in Driivz prior to the acquisition was $10.3 million, which historically was carried at cost. In connection with the acquisition, this investment was remeasured to a fair value of $43.0 million resulting in the recognition of an aggregate noncash gain of $32.7 million during the three months ended April 1, 2022, which was included in Gain on previously held equity interests from combination of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income.

The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to Driivz as it did not have a material effect on the Company’s results. Driivz is presented in the Company’s Mobility Technologies segment.
NOTE 3. FINANCING AND TRADE RECEIVABLES
The Company’s financing receivables are comprised of commercial purchase security agreements with the Company’s end customers (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”) in the Repair Solutions segment. Financing receivables are generally secured by the underlying tools and equipment financed.
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets and was insignificant as of March 31, 2023 and December 31, 2022.
The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	March 31, 2023	December 31, 2022
Gross current financing receivables:
PSAs	$98.8	$96.6
Franchisee Notes	21.4	18.4
Current financing receivables, gross	$120.2	$115.0

Allowance for credit losses:
PSAs	$16.1	$13.1
Franchisee Notes	6.1	6.5
Total allowance for credit losses	22.2	19.6
Total current financing receivables, net	$98.0	$95.4

Net current financing receivables:
PSAs, net	$82.7	$83.5
Franchisee Notes, net	15.3	11.9
Total current financing receivables, net	$98.0	$95.4

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	March 31, 2023	December 31, 2022
Gross long-term financing receivables:
PSAs	$229.4	$224.0
Franchisee Notes	61.3	63.5
Long-term financing receivables, gross	$290.7	$287.5

Allowance for credit losses:
PSAs	$30.7	$32.4
Franchisee Notes	6.2	5.3
Total allowance for credit losses	36.9	37.7
Total long-term financing receivables, net	$253.8	$249.8

Net long-term financing receivables:
PSAs, net	$198.7	$191.6
Franchisee Notes, net	55.1	58.2
Total long-term financing receivables, net	$253.8	$249.8

As of March 31, 2023 and December 31, 2022, the net unamortized discount on our financing receivables was $17.2 million and $16.8 million, respectively.
Credit score and distributor tenure are the primary indicators of credit quality for the Company’s financing receivables. The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the three months ended March 31, 2023, is as follows:

($ in millions)	2023	2022	2021	2020	2019	Prior	Total
PSAs
Credit Score:
Less than 400	$5.7	$12.7	$6.7	$3.3	$1.7	$1.0	$31.1
400-599	8.8	20.7	10.6	6.0	2.7	1.5	50.3
600-799	18.4	41.4	22.5	11.5	4.8	2.3	100.9
800+	30.6	63.9	28.9	14.7	5.6	2.2	145.9
Total PSAs	$63.5	$138.7	$68.7	$35.5	$14.8	$7.0	$328.2

Franchisee Notes
Active distributors	$6.1	$23.2	$16.1	$7.5	$6.6	$10.8	$70.3
Separated distributors	—	0.3	2.4	2.2	2.5	5.0	12.4
Total Franchisee Notes	$6.1	$23.5	$18.5	$9.7	$9.1	$15.8	$82.7

Current Period Gross Write-offs
PSAs	$—	$2.0	$2.5	$1.4	$0.5	$0.4	$6.8
Franchisee Notes	—	0.1	—	0.1	0.2	0.4	0.8
Total current period gross write-offs	$—	$2.1	$2.5	$1.5	$0.7	$0.8	$7.6

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
March 31, 2023	$3.4	$1.8	$7.4	$12.6	$315.6	$328.2	$7.4
December 31, 2022	3.6	1.8	6.9	12.3	308.3	320.6	6.9
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of March 31, 2023 and December 31, 2022.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	March 31, 2023
($ in millions)	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$45.5	$11.8	$57.3
Provision for credit losses	7.6	1.2	8.8
Write-offs	(6.8)	(0.8)	(7.6)
Recoveries of amounts previously charged off	0.5	0.1	0.6
Allowance for credit losses, end of period	$46.8	$12.3	$59.1
The allowance for credit losses related to financing receivables was classified as follows in the Consolidated Condensed Balance Sheets as of:

($ in millions)	Classification	March 31, 2023	December 31, 2022
Allowance for credit losses
Current	Accounts receivable, less allowance for credit losses	$22.2	$19.6
Long-term	Long-term financing receivables, less allowance for credit losses	36.9	37.7
Total		$59.1	$57.3

Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of:

($ in millions)	March 31, 2023
Cost basis of trade accounts receivable	$387.7

Allowance for credit losses balance, beginning of year	14.6
Provision for credit losses	1.1
Write-offs	(1.4)
Allowance for credit losses balance, end of period	14.3
Net trade accounts receivable balance	$373.4
NOTE 4. INVENTORIES
The classes of inventory as of March 31, 2023 and December 31, 2022 are summarized as follows:

($ in millions)	March 31, 2023	December 31, 2022
Finished goods	$140.2	$136.6
Work in process	24.7	34.8
Raw materials	185.9	174.6
Total	$350.8	$346.0
NOTE 5. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	March 31, 2023	December 31, 2022
Short-term borrowings:
Short-term borrowings and bank overdrafts	$8.5	$4.6

Long-term debt:
Three-Year Term Loans due 2024	$335.0	$400.0
Three-Year Term Loans due 2025	600.0	600.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2026	—	—
Total long-term debt	2,535.0	2,600.0
Less: discounts and debt issuance costs	(13.4)	(14.3)
Total long-term debt, net	$2,521.6	$2,585.7
The Company’s long-term debt requires, among others, that the Company maintains certain financial covenants, and the Company was in compliance with all of these covenants as of March 31, 2023.
Credit Facilities
Revolving Credit Facility

The Revolving Credit Facility bears interest at a variable rate equal to LIBOR plus a ratings-based margin which was 117.5 basis points as of March 31, 2023. As of March 31, 2023, there were no borrowings outstanding and $750.0 million of borrowing capacity under the Revolving Credit Facility.

Three-Year Term Loans Due 2024

The Three-Year Term Loans Due 2024 bear interest at a variable rate equal to LIBOR plus a ratings-based margin which was 112.5 basis points as of March 31, 2023. The interest rate was 5.97% per annum as of March 31, 2023. The Company is not obligated to make repayments prior to the maturity date, but did voluntarily repay $65.0 million during the three months ended March 31, 2023. The Company is not permitted to re-borrow once repayment is made. There was no material difference between the carrying value and the estimated fair value of the debt outstanding as of March 31, 2023.
Three-Year Term Loans Due 2025
The Three-Year Term Loans Due 2025 bear interest at a variable rate equal to SOFR plus a 10.0 basis points credit spread adjustment plus a ratings-based margin which was 125.0 basis points as of March 31, 2023. The interest rate was 6.16% per annum as of March 31, 2023. As of March 31, 2023, there was no material difference between the carrying value and the estimated fair value of the debt outstanding.
Senior Unsecured Notes
The Company’s senior unsecured notes (collectively, the “Registered Notes”) consist of the following:
•$500.0 million aggregate principal amount of senior notes due April 1, 2026 bearing interest at the rate of 1.800% per year;
•$500.0 million aggregate principal amount of senior notes due April 1, 2028 bearing interest at the rate of 2.400% per year; and
•$600.0 million aggregate principal amount of senior notes due April 1, 2031 bearing interest at the rate of 2.950% per year.
The estimated fair value of the Registered Notes was $1.3 billion as of March 31, 2023. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or our credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
As of March 31, 2023, certain of our businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Condensed Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings on the Consolidated Condensed Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of March 31, 2023.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (b)		Total
For the Three Months Ended March 31, 2023:
Balance, December 31, 2022	$107.8	$(1.7)		$106.1
Other comprehensive loss before reclassifications, net of income taxes	(3.8)	—		(3.8)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1		0.1
Net current period other comprehensive (loss) income, net of income taxes	(3.8)	0.1		(3.7)
Balance, March 31, 2023	$104.0	$(1.6)		$102.4

For the Three Months Ended April 1, 2022:
Balance, December 31, 2021	$184.9	$(3.2)		$181.7
Other comprehensive loss before reclassifications, net of income taxes	(15.1)	—		(15.1)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1		0.1
Net current period other comprehensive (loss) income, net of income taxes	(15.1)	0.1		(15.0)
Balance, April 1, 2022	$169.8	$(3.1)		$166.7

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.

NOTE 7. SALES
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $13.5 million and $12.3 million as of March 31, 2023 and December 31, 2022, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
The Company incurs direct incremental costs to obtain certain contracts, typically costs associated with assets used by our customers in certain service arrangements and sales-related commissions. As of March 31, 2023 and December 31, 2022, the Company had $86.7 million and $88.6 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets.
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
The Company’s contract liabilities consisted of the following:

($ in millions)	March 31, 2023	December 31, 2022
Deferred revenue, current	$144.7	$135.2
Deferred revenue, noncurrent	48.0	48.7
Total contract liabilities	$192.7	$183.9
During the three months ended March 31, 2023, the Company recognized $43.3 million of revenue related to the Company’s contract liabilities at December 31, 2022. The change in contract liabilities from December 31, 2022 to March 31, 2023 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts with expected customer delivery dates beyond one year from March 31, 2023 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Remaining performance obligations as of March 31, 2023 were $373.5 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 35 percent of the remaining performance obligations will be fulfilled within the next two years, 65 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by sales of products and services and geographic location for each of our reportable segments, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Disaggregation of revenue was as follows for the three months ended March 31, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$215.2	$180.9	$272.1	$28.2	$696.4
Sales of services	30.7	0.5	41.7	7.1	80.0
Total	$245.9	$181.4	$313.8	$35.3	$776.4

Geographic:
North America (a)	$173.6	$181.4	$191.1	$34.7	$580.8
Western Europe	18.9	—	42.6	—	61.5
High growth markets	32.6	—	67.4	0.6	100.6
Rest of world	20.8	—	12.7	—	33.5
Total	$245.9	$181.4	$313.8	$35.3	$776.4
(a) Includes total sales in the United States of $547.8 million.

Disaggregation of revenue was as follows for the three months ended April 1, 2022:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$177.6	$163.8	$287.9	$41.0	$670.3
Sales of services	30.0	0.6	40.3	6.9	77.8
Total	$207.6	$164.4	$328.2	$47.9	$748.1

Geographic:
North America (a)	$143.3	$164.4	$204.4	$47.3	$559.4
Western Europe	22.1	—	41.6	—	63.7
High growth markets	24.0	—	69.3	0.6	93.9
Rest of world	18.2	—	12.9	—	31.1
Total	$207.6	$164.4	$328.2	$47.9	$748.1
(a) Includes total sales in the United States of $540.7 million.

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2023 was 24.0% as compared to 21.2% for the three months ended April 1, 2022. The increase in the effective tax rate for the three months ended March 31, 2023 as compared to the comparable period in the prior year was primarily due to non-taxable income related to our previously held equity interest in Driivz in the prior year.

The Company’s effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes. The Company’s effective tax rate for the three months ended April 1, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate, which was offset by non-taxable income related to our previously held equity interest in Driivz.
NOTE 9. SEGMENT INFORMATION
In the first quarter of 2023, the Company realigned its internal organization to align with the Company’s strategy, resulting in changes to the Company’s operating segments. Historically, the Company operated through one reportable segment comprised of two operating segments: (i) Mobility Technologies and (ii) Diagnostics and Repair Technologies. Subsequent to the realignment, the Company now operates through three reportable segments which align to the Company’s three operating segments: (i) Mobility Technologies, (ii) Repair Solutions and (iii) Environmental & Fueling Solutions. The Company’s Global Traffic Technologies and Coats (Hennessy) businesses, which are currently held for sale as further discussed in Note 13. Assets and Liabilities Held for Sale, are presented in Other.
Segment operating profit is used as a performance metric by the chief operating decision maker (“CODM”) in determining how to allocate resources and assess performance. Segment operating profit represents total segment sales less operating costs attributable to the segment, which does not include unallocated corporate costs and other operating costs not allocated to the reportable segments as part of the CODM’s assessment of reportable segment operating performance, including stock-based compensation expense, amortization of intangible assets, restructuring costs, transaction- and deal-related costs, and other costs not indicative of the segment’s core operating performance. As part of the CODM’s assessment of the Repair Solutions segment, a capital charge based on the segment’s financing receivables portfolio is assessed by Corporate (the “Repair Solutions Capital Charge”). The unallocated corporate and other operating costs are presented in Corporate & other unallocated costs in the reconciliation to earnings before income taxes below. Intersegment amounts are not significant and have been eliminated.
The Company’s CODM does not review any information regarding total assets on a segment basis.

Prior period segment results have been presented in conformity with the Company’s new reportable segments. Segment results for the periods indicated were as follows:

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales:
Mobility Technologies	$245.9	$207.6
Repair Solutions(a)	181.4	164.4
Environmental & Fueling Solutions	313.8	328.2
Other	35.3	47.9
Total	$776.4	$748.1

Segment operating profit:
Mobility Technologies	$47.9	$41.1
Repair Solutions(b)	47.3	47.0
Environmental & Fueling Solutions	80.7	82.0
Other	3.8	5.1
Segment operating profit	179.7	175.2
Corporate & other unallocated costs(b)	(45.9)	(40.4)
Operating profit	133.8	134.8
Interest expense, net	(24.0)	(12.9)
Gain on previously held equity interests from combination of business	—	32.7
Unrealized gain on equity securities measured at fair value	—	163.0
Other non-operating expense, net	(0.9)	(0.1)
Earnings before income taxes	$108.9	$317.5

Depreciation expense:
Mobility Technologies	$6.1	$6.0
Repair Solutions	0.4	0.4
Environmental & Fueling Solutions	3.6	3.6
Other	—	0.4
Corporate	0.3	0.2
Total	$10.4	$10.6
(a) Includes interest income related to financing receivables of $19.8 million and $18.4 million for the three months ended March 31, 2023 and April 1, 2022, respectively.
(b) Includes the Repair Solutions Capital Charge of $10.2 million and $9.9 million for the three months ended March 31, 2023 and April 1, 2022, respectively.
NOTE 10. LITIGATION AND CONTINGENCIES
Warranty
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

The following is a rollforward of the Company’s accrued warranty liability:

($ in millions)
Balance, December 31, 2022	$43.0
Accruals for warranties issued during the period	8.1
Settlements made	(9.0)
Effect of foreign currency translation	0.1
Balance, March 31, 2023	$42.2
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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of:

($ in millions)	Classification	March 31, 2023	December 31, 2022
Gross liabilities
Current	Accrued expenses and other current liabilities	$25.1	$27.1
Long-term	Other long-term liabilities	78.1	78.1
Total		103.2	105.2

Projected insurance recoveries
Current	Prepaid expenses and other current assets	20.2	21.2
Long-term	Other assets	47.4	47.4
Total		$67.6	$68.6

Guarantees

As of March 31, 2023 and December 31, 2022, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $87.2 million and $84.0 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, they would not have a material effect on the financial statements.
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
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023
Contingent consideration liabilities	$—	$—	$11.1	$11.1
Deferred compensation liabilities	—	5.3	—	5.3
December 31, 2022
Equity securities measured at fair value	$21.3	$—	$—	$21.3
Contingent consideration liabilities	—	—	11.6	11.6
Deferred compensation liabilities	—	5.1	—	5.1
Equity Securities
The Company held a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) which historically was recorded at cost in Other assets on the Consolidated Condensed Balance Sheets. On January 13, 2022, Tritium announced that it completed a business combination with Decarbonization Plus Acquisition Corporation II to make Tritium a publicly listed company on NASDAQ under the symbol “DCFC”. As Tritium is now publicly traded, the Company records its investment at fair value in Equity securities measured at fair value on the Consolidated Condensed Balance Sheets with changes in the value recorded in Unrealized gain on equity securities measured at fair value on the Consolidated Condensed Statements of Earnings and Comprehensive Income and the Consolidated Condensed Statements of Cash Flows.

During the three months ended March 31, 2023, the Company sold shares of Tritium stock and recognized a loss of $0.9 million, which is presented in Other non-operating expense, net on the Consolidated Condensed Statements of Earnings and Comprehensive Income and Loss on equity investments in the Consolidated Condensed Statements of Cash Flows. As of March 31, 2023, the Company no longer holds an interest in Tritium.
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
Deferred Compensation
Certain management employees participate in the Company’s nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in Other long-term liabilities in the Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
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
As of March 31, 2023, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.7 billion of goodwill and $628.3 million of identifiable intangible assets, net.

NOTE 12. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by adjusting weighted average common shares outstanding for the dilutive effect of the assumed issuance of shares under stock-based compensation plans, determined using the treasury-stock method, except where the inclusion of such shares would have an anti-dilutive impact.

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended
($ and shares in millions, except per share amounts)	March 31, 2023	April 1, 2022
Numerator:
Net earnings	$82.8	$250.2

Denominator:
Basic weighted average common shares outstanding	155.7	165.9
Effect of dilutive stock options and RSUs	0.4	0.6
Diluted weighted average common shares outstanding	156.1	166.5

Earnings per share:
Basic	$0.53	$1.51
Diluted	$0.53	$1.50

Anti-dilutive shares	3.4	3.4

Share Repurchase Program

On May 24, 2022, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021, bringing the total amount authorized for future share repurchases back up to $500.0 million. Under the share repurchase program, the Company may purchase shares of common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use prearranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The share repurchase program may be suspended or discontinued at any time and has no expiration date.

During the three months ended March 31, 2023, the Company repurchased 0.9 million of the Company’s shares for $18.1 million through open market transactions at an average price per share of $20.93. As of March 31, 2023, the Company has remaining authorization to repurchase $410.8 million of its common stock under the share repurchase program.

NOTE 13. ASSETS AND LIABILITIES HELD FOR SALE

During the three months ended July 1, 2022, the Company reached the strategic decision to exit its Coats (Hennessy) and Global Traffic Technologies businesses (collectively with Coats (Hennessy), the “Disposal Groups”). The Company determined that the associated assets and liabilities met the held for sale accounting criteria and the Disposal Groups were classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Condensed Balance Sheets as of March 31, 2023.

The assets and liabilities were measured at the lower of fair value less costs to sell or the carrying value. The following table summarizes the carrying amounts of major classes of assets and liabilities of the Disposal Groups as of March 31, 2023 (in millions):

ASSETS
Accounts receivable, net	$24.9
Inventories	16.5
Other current assets	2.0
Property, plant and equipment, net	9.5
Operating lease right-of-use assets	0.4
Other intangible assets, net	28.7
Goodwill	56.0
Other assets	6.3
Total assets held for sale	$144.3
LIABILITIES
Trade accounts payable	$19.3
Current operating lease liabilities	0.4
Accrued expenses and other current liabilities	13.9
Other long-term liabilities	15.7
Total liabilities held for sale	$49.3

The operations of Coats (Hennessy) and Global Traffic Technologies did not meet the criteria individually or in the aggregate to be presented as discontinued operations.
NOTE 14. SUBSEQUENT EVENTS
On April 14, 2023, the Company completed the sale of Global Traffic Technologies for $107.0 million, subject to customary closing adjustments. A portion of the proceeds from the sale were used to repay $50.0 million of the Three-Year Term Loans due 2024 during April 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results and operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and our Consolidated Condensed Financial Statements as of and for the three months ended March 31, 2023 included in this Form 10-Q.
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
•If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, customer demand and supply chain or transportation disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
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
•As of March 31, 2023, we have outstanding indebtedness of approximately $2.5 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
•We have a limited history of operating as a separate, publicly traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
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
•International economic, political, legal, compliance, supply chain, epidemic, pandemic and business factors could negatively affect our financial statements.
•Foreign currency exchange rates may adversely affect our financial statements.
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
•A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect our business, reputation and financial statements.
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
•Changes in our effective tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional payments for prior periods.
See “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K and “Part II - Item 1A. Risk Factors” in this Form 10-Q for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
OVERVIEW
General
Vontier Corporation (“Vontier,” the “Company,” “we,” “us,” or “our”) is a global industrial technology company uniting critical mobility and multi-energy technologies and solutions to meet the needs of a rapidly evolving, more connected mobility ecosystem. Leveraging leading market positions, decades of domain expertise and unparalleled portfolio breadth, Vontier enables the way the world moves, delivering smart, safe and sustainable solutions to our customers and the planet. Vontier has a culture of continuous improvement built upon the foundation of the Vontier Business System.

Segments
In the first quarter of 2023, we realigned our internal organization to align with our strategy, resulting in changes to our operating segments. Historically, we operated through one reportable segment comprised of two operating segments: (i) Mobility Technologies and (ii) Diagnostics and Repair Technologies. Subsequent to the realignment, we now operate through three reportable segments which align to our three operating segments: (i) Mobility Technologies, which provides digitally enabled equipment and solutions to support efficient operations across the mobility ecosystem, including point-of-sale and payment systems, workflow automation solutions, telematics, data analytics, operating software for electric vehicle charging networks, and integrated solutions for alternative fuel dispensing; (ii) Repair Solutions, which manufactures and distributes aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a network of mobile franchisees; and (iii) Environmental & Fueling Solutions, which provides environmental and fueling hardware and software, and aftermarket solutions for global fueling infrastructure. Our Global Traffic Technologies and Coats (Hennessy) businesses, which are currently held for sale as further discussed in Note 13. Assets and Liabilities Held for Sale to the Consolidated Condensed Financial Statements, are presented in Other. Prior period segment results have been presented in conformity with the Company’s new reportable segments.
Outlook

We expect overall sales and core sales to decline on a year-over-year basis in 2023 due to the end of the upgrade cycle for enhanced credit card security requirements for outdoor payments systems based on the Europay, MasterCard and Visa (“EMV”) global standards. Excluding this impact, we expect core sales to increase mid single digits. Our outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chain including the availability of electronic components, the impact of the COVID-19 pandemic, the impact of the Russia-Ukraine conflict, market conditions in key end product segments, and the impact of energy disruption in Europe. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” above.

We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including the COVID-19 pandemic, monetary and fiscal policies, changes in the banking system, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development. We also continue to monitor the Russia-Ukraine conflict and the impact on our business and operations. As of the filing date of this report, we do not believe they are material.
RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$776.4	$748.1
Cost of sales	(423.4)	(412.8)
Gross profit	353.0	335.3
Operating costs:
Selling, general and administrative expenses ("SG&A")	(178.2)	(166.0)
Research and development expenses ("R&D")	(41.0)	(34.5)
Operating profit	$133.8	$134.8

Gross profit as a % of sales	45.5%	44.8%
SG&A as a % of sales	23.0%	22.2%
R&D as a % of sales	5.3%	4.6%
Operating profit as a % of sales	17.2%	18.0%

Sales
The components of our consolidated sales growth were as follows for the periods indicated:

% Change Three Months Ended March 31, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	3.8%
Core sales (Non-GAAP)	3.9%
Acquisitions and divestitures (Non-GAAP)	1.6%
Currency exchange rates (Non-GAAP)	(1.7)%
Sales for each of our segments were as follows for the periods indicated:

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Mobility Technologies	$245.9	$207.6
Repair Solutions	181.4	164.4
Environmental & Fueling Solutions	313.8	328.2
Other	35.3	47.9
Total	$776.4	$748.1
Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

% Change Three Months Ended March 31, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	18.4%
Core sales (Non-GAAP)	12.0%
Acquisitions (Non-GAAP)	9.0%
Currency exchange rates (Non-GAAP)	(2.6)%
Total sales within our Mobility Technologies segment increased 18.4% during the three months ended March 31, 2023, as compared to the comparable period in 2022, driven by a 12.0% increase in core sales and a 9.0% increase from our recent acquisitions, partially offset by a 2.6% decrease due to the impact of currency translation. The increase in core sales was primarily due to strong demand across our Mobility Technologies solutions, most notably our car wash technologies and alternative energy solutions.
Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

% Change Three Months Ended March 31, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	10.3%
Core sales (Non-GAAP)	10.5%
Acquisitions (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	(0.2)%

Total sales and core sales within our Repair Solutions segment increased 10.3% and 10.5%, respectively, during the three months ended March 31, 2023, as compared to the comparable period in 2022, primarily due to continued strong demand in the hardline and powered tools product categories.

Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

% Change Three Months Ended March 31, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	(4.4)%
Core sales (Non-GAAP)	(2.2)%
Acquisitions (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	(2.2)%

Total sales within our Environmental & Fueling Solutions segment decreased 4.4% during the three months ended March 31, 2023, as compared to the comparable period in 2022, driven primarily by a 2.2% decrease in core sales and a 2.2% decrease due to the impact of currency translation. The decrease in core sales was primarily due to the end of the upgrade cycle for enhanced credit card security requirements for outdoor payments systems based on the EMV global standards.
Cost of Sales

Cost of sales increased $10.6 million, or 2.6%, for the three months ended March 31, 2023, as compared to the comparable period in 2022, primarily due to the impact of recent acquisitions as well as increased costs due to inflationary pressures.

Gross Profit

Gross profit increased $17.7 million, or 5.3%, during the three months ended March 31, 2023, as compared to the comparable period in 2022, primarily due to our recent acquisitions, productivity and the net impact of the Company’s price increases offset by increased costs due to inflationary pressures. Gross profit margin increased 70 basis points during the three months ended March 31, 2023, as compared to the comparable period in 2022.

Operating Costs and Other Expenses

SG&A expenses increased $12.2 million, or 7.3%, during the three months ended March 31, 2023, as compared to the comparable period in 2022, and as a percentage of sales, increased 80 basis points during the same period, primarily due to SG&A expenses, including intangible asset amortization, from our recent acquisitions.

R&D expenses (consisting principally of internal and contract engineering personnel costs) increased $6.5 million, or 18.8%, during the three months ended March 31, 2023, as compared to the comparable period in 2022, primarily due to the impact of our recent acquisitions. R&D expense as a percentage of sales increased 70 basis points during the three months ended March 31, 2023, as compared to the prior year.

Operating Profit
Operating profit decreased $1.0 million, or 0.7%, during the three months ended March 31, 2023, as compared to the comparable period in 2022, and operating profit margins decreased 80 basis points during the same period.
Segment operating profit is used as a performance metric by the CODM in determining how to allocate resources and assess performance. Segment operating profit represents total segment sales less operating costs attributable to the segment, which does not include unallocated corporate costs and other operating costs not allocated to the reportable segments as part of the CODM’s assessment of reportable segment operating performance, including stock-based compensation expense, amortization of intangible assets, restructuring costs, transaction- and deal-related costs, and other costs not indicative of the segment’s core operating performance. As part of the CODM’s assessment of the Repair Solutions segment, a capital charge based on the segment’s financing receivables portfolio is assessed by Corporate. Refer to Note 9. Segment Information to the Consolidated Condensed Financial Statements for additional information.

Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Three Months Ended
($ in millions)	March 31, 2023	Margin	April 1, 2022	Margin
Mobility Technologies	$47.9	19.5%	$41.1	19.8%
Repair Solutions	47.3	26.1	47.0	28.6
Environmental & Fueling Solutions	80.7	25.7	82.0	25.0
Other	3.8	10.8	5.1	10.6
Segment operating profit	179.7	23.1	175.2	23.4
Corporate & other unallocated costs(a)	(45.9)	(5.9)	(40.4)	(5.4)
Total operating profit	$133.8	17.2%	$134.8	18.0%
(a) Margin for corporate & other unallocated costs is presented as a percentage of total sales.
Mobility Technologies
Segment operating profit for our Mobility Technologies segment increased $6.8 million, or 16.5%, during the three months ended March 31, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 30 basis points during the same period. The decrease in segment operating profit margin was primarily due to continued growth investment and a change in the mix of products sold, due to recent acquisitions, during the three months ended March 31, 2023 as compared to the comparable period in 2022.
Repair Solutions
Segment operating profit for our Repair Solutions segment increased $0.3 million, or 0.6%, during the three months ended March 31, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 250 basis points during the same period. The decrease in segment operating profit margin was primarily due to the timing of adjustments to the allowance for credit losses on the financing receivables portfolio.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment decreased $1.3 million, or 1.6%, during the three months ended March 31, 2023, as compared to the comparable period in 2022, and segment operating profit margin increased 70 basis points during the same period. The increase in segment operating profit margin was primarily due to cost savings from restructuring activities and continued price-cost benefits.
Corporate & Other Unallocated Costs
Corporate & other unallocated costs increased $5.5 million, or 13.6%, during the three months ended March 31, 2023, as compared to the comparable period in 2022 primarily due to an increase in intangible asset amortization and stock-based compensation expense. Corporate & other unallocated costs as a percentage of total sales increased 50 basis points during the three months ended March 31, 2023, as compared to the comparable period in 2022.

NON-GAAP FINANCIAL MEASURES

Core Sales

We define core sales as total sales excluding (i) sales from acquired and certain divested businesses; (ii) the impact of currency translation; and (iii) certain other items.

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
•The portion of sales attributable to other items is calculated as the impact of those items which are not directly correlated to core sales which do not have an impact on the current or comparable period.

Core sales should be considered in addition to, and not as a replacement for or superior to, total sales, and may not be comparable to similarly titled measures reported by other companies.

Management believes that reporting the non-GAAP financial measure of core sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisitions and divestiture-related items because the nature, size and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation and certain other items from core sales because these items are either not under management’s control or relate to items not directly correlated to core sales growth. Management believes the exclusion of these items from core sales may facilitate assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.
INTEREST COSTS
Interest expense, net was $24.0 million during the three months ended March 31, 2023, as compared to $12.9 million for the comparable period in 2022, an increase of $11.1 million, driven primarily by the impact of increases in interest rates on our variable-rate debt obligations.
For a discussion of our outstanding indebtedness, refer to Note 5. Financing to the Consolidated Condensed Financial Statements.
INCOME TAXES

Our effective tax rate for the three months ended March 31, 2023 was 24.0%, as compared to 21.2% for the three months ended April 1, 2022. The year-over-year increase in the effective tax rate was primarily due to non-taxable income related to our previously held equity interest in Driivz during the three months ended April 1, 2022.
COMPREHENSIVE INCOME
Comprehensive income decreased by $156.1 million during the three months ended March 31, 2023, as compared to the comparable period in 2022. Comprehensive income for the three months ended April 1, 2022 includes a gain on previously held equity interests from combination of business of $32.7 million which relates to a gain recognized on our interest in Driivz prior to acquiring the remaining outstanding shares. Additionally, during the three months ended April 1, 2022, we recognized an unrealized gain on equity securities measured at fair value of $163.0 million. Refer to Note 2. Acquisitions to the Consolidated Condensed Financial Statements for additional information on our acquisition of Driivz and Note 11. Fair Value Measurements to the Consolidated Condensed Financial Statements for additional information on our investments.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. As of March 31, 2023, we held approximately $208.2 million of cash and cash equivalents and had $750.0 million of borrowing capacity under our revolving credit facility. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, invest in existing businesses, consummate strategic acquisitions, make interest payments on our outstanding indebtedness, manage our capital structure on a short and long-term basis and support other business needs or objectives. We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of March 31, 2023, we believe that we have sufficient liquidity to satisfy our cash needs.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of March 31, 2023.
2023 Financing and Capital Transactions
During the three months ended March 31, 2023, we completed the following financing and capital transactions:
•Voluntarily repaid $65.0 million of the Three-Year Term Loans Due 2024;
•Repurchased 0.9 million shares in the open market which are held as Treasury stock.
Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for more information related to our long-term indebtedness and Note 12. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for more information related to our share repurchases.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Net cash provided by operating activities	$81.0	$41.3

Cash paid for acquisitions, net of cash received	$—	$(184.9)
Payments for additions to property, plant and equipment	(13.7)	(12.9)
Proceeds from sale of property	4.2	0.2
Cash paid for equity investments	(1.9)	(5.8)
Proceeds from sale of equity securities	20.4	—
Net cash provided by (used in) investing activities	$9.0	$(203.4)

Repayment of long-term debt	$(65.0)	$—
Net proceeds from short-term borrowings	3.9	0.4
Payments of common stock cash dividend	(3.9)	(4.0)
Purchases of treasury stock	(18.1)	(257.0)
Proceeds from stock option exercises	1.2	—
Other financing activities	(5.3)	(3.0)
Net cash used in financing activities	$(87.2)	$(263.6)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $81.0 million during the three months ended March 31, 2023, an increase of $39.7 million, as compared to the comparable period in 2022. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables provided $42.1 million of operating cash flows during the three months ended March 31, 2023 compared to providing $33.7 million in the comparable period of 2022. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $75.8 million during the three months ended March 31, 2023 compared to using $115.6 million in the comparable period of 2022. This change is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash provided by investing activities was $9.0 million during the three months ended March 31, 2023, driven primarily by proceeds from the sale of equity securities and property, partially offset by payments for additions to property, plant and equipment. Net cash used in investing activities was $203.4 million during the three months ended April 1, 2022, driven primarily by the cash paid for the acquisitions that closed during the period.
We made capital expenditures of approximately $13.7 million and $12.9 million during the three months ended March 31, 2023 and April 1, 2022, respectively.

Financing Activities
Net cash used in financing activities was $87.2 million during the three months ended March 31, 2023, driven primarily by the voluntary repayment of $65.0 million of the Three-Year Term Loans due 2024 and repurchases of the Company’s common stock of $18.1 million. Net cash used in financing activities was $263.6 million during the three months ended April 1, 2022, driven primarily by repurchases of the Company’s common stock of $257.0 million.

Share Repurchase Program

Refer to Note 12. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for a description of the Company’s share repurchase program.

Dividends

We paid a regular quarterly cash dividend of $0.025 per share during the three months ended March 31, 2023. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of March 31, 2023, we had $1.6 billion in aggregate principal amount of the Notes and $935.0 million in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Notes and the Term Loans.

The Notes and the guarantees thereof are the Company’s and the Guarantor Subsidiaries’ senior unsecured obligations and:

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

Summarized Results of Operations Data ($ in millions)	Three Months Ended March 31, 2023
Net sales (a)	$407.1
Gross profit (b)	200.4
Net income (c)	$79.3

(a) Includes intercompany sales of $10.6 million for the three months ended March 31, 2023.
(b) Includes intercompany gross profit of $2.4 million for the three months ended March 31, 2023.
(c) Includes intercompany pretax income of $4.2 million for the three months ended March 31, 2023.

Summarized Balance Sheet Data ($ in millions)	March 31, 2023
Assets
Current assets	$415.3
Intercompany receivables	1,211.4
Noncurrent assets	608.4
Total assets	$2,235.1
Liabilities
Current liabilities	$342.8
Intercompany payables	321.0
Noncurrent liabilities	2,577.2
Total liabilities	$3,241.0
CRITICAL ACCOUNTING ESTIMATES
Except as described below, there were no material changes to the Company’s critical accounting estimates described in the Company’s 2022 Annual Report on Form 10-K.

Goodwill

Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that goodwill may not be recoverable.

When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, we will calculate the estimated fair value of the reporting unit or indefinite-lived intangible asset. Our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition.

In the first quarter of 2023, we realigned our internal organization, as further discussed in Note 9. Segment Information to the Consolidated Condensed Financial Statements, which resulted in a decrease in the number of reporting units for goodwill impairment testing from seven reporting units to five reporting units. For historical reporting units that were divided among our new reporting units after the realignment, we used the relative fair value method to reallocate goodwill to the new reporting units. We performed a qualitative goodwill impairment test immediately prior to and following the change in reporting units. Factors we considered in the qualitative assessment included general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment, we determined on the basis of the qualitative and quantitative factors that the fair values of the reporting units were more likely than not greater than their respective carrying values both immediately prior to and following the change in reporting units, and therefore, a quantitative test was not required.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2022 Annual Report on Form 10-K. There were no material changes to this information during the three months ended March 31, 2023.

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
Refer to Note 10. Litigation and Contingencies to the Consolidated Condensed Financial Statements in this Form 10-Q for more information on certain legal proceedings.
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2022 Annual Report on Form 10-K. There were no material changes during the three months ended March 31, 2023 to the risk factors reported in our 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities by the Issuer
On May 24, 2022, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021, bringing the total amount authorized for future share repurchases back up to $500.0 million. Under the share repurchase program, the Company may purchase shares of common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use prearranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The share repurchase program may be suspended or discontinued at any time and has no expiration date.
The following table sets forth our share repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1, 2023 to January 27, 2023	0.9	$20.93	0.9	$410.8
January 28, 2023 to February 24, 2023	—	—	—	410.8
February 25, 2023 to March 31, 2023	—	—	—	410.8
Total	0.9		0.9
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

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

VONTIER CORPORATION:

Date: May 5, 2023	By:	/s/ Anshooman Aga
Anshooman Aga
Senior Vice President and Chief Financial Officer

Date: May 5, 2023	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer