Form 10-Q
period 2023-06-30
Vontier Corp
filed 2023-08-03
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 154,738,349 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244.0	$204.5
Accounts receivable, less allowance for credit losses of $34.9 million and $34.2 million as of June 30, 2023 and December 31, 2022, respectively	490.9	514.8
Inventories	329.2	346.0
Prepaid expenses and other current assets	158.6	152.8
Equity securities measured at fair value	—	21.3
Current assets held for sale	53.5	145.6
Total current assets	1,276.2	1,385.0
Property, plant and equipment, net	94.5	92.1
Operating lease right-of-use assets	42.0	44.5
Long-term financing receivables, less allowance for credit losses of $33.3 million and $37.7 million as of June 30, 2023 and December 31, 2022, respectively	265.0	249.8
Other intangible assets, net	606.6	649.7
Goodwill	1,733.9	1,738.7
Other assets	187.4	183.5
Total assets	$4,205.6	$4,343.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$8.7	$4.6
Trade accounts payable	353.9	430.9
Current operating lease liabilities	12.9	13.8
Accrued expenses and other current liabilities	441.7	437.6
Current liabilities held for sale	29.0	43.0
Total current liabilities	846.2	929.9
Long-term operating lease liabilities	31.8	34.0
Long-term debt	2,422.4	2,585.7
Other long-term liabilities	203.8	214.2
Total liabilities	3,504.2	3,763.8
Commitments and Contingencies (Note 10)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 170.3 million and 169.7 million shares issued, and 154.6 million and 156.0 million outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost, 15.7 million and 13.7 million shares as of June 30, 2023 and December 31, 2022, respectively	(378.5)	(328.0)
Additional paid-in capital	37.8	27.6
Retained earnings	943.1	770.8
Accumulated other comprehensive income	94.1	106.1
Total Vontier stockholders’ equity	696.5	576.5
Noncontrolling interests	4.9	3.0
Total equity	701.4	579.5
Total liabilities and equity	$4,205.6	$4,343.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$764.4	$776.4	$1,540.8	$1,524.5
Cost of sales	(416.3)	(428.3)	(839.7)	(841.1)
Gross profit	348.1	348.1	701.1	683.4
Operating costs:
Selling, general and administrative expenses	(187.2)	(176.7)	(365.4)	(342.7)
Research and development expenses	(40.3)	(34.9)	(81.3)	(69.4)
Operating profit	120.6	136.5	254.4	271.3
Non-operating income (expense), net:
Interest expense, net	(23.9)	(15.3)	(47.9)	(28.2)
Gain on sale of business	34.1	—	34.1	—
Gain on previously held equity interests from combination of business	—	—	—	32.7
Unrealized (loss) gain on equity securities measured at fair value	—	(80.0)	—	83.0
Other non-operating expense, net	(0.5)	—	(1.4)	(0.1)
Earnings before income taxes	130.3	41.2	239.2	358.7
Provision for income taxes	(33.0)	(7.9)	(59.1)	(75.2)
Net earnings	$97.3	$33.3	$180.1	$283.5

Net earnings per share:
Basic	$0.63	$0.21	$1.16	$1.74
Diluted	$0.62	$0.21	$1.15	$1.73
Weighted average shares outstanding:
Basic	155.4	160.5	155.5	163.2
Diluted	156.3	161.2	156.2	163.9

Net earnings	$97.3	$33.3	$180.1	$283.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(8.3)	(63.1)	(12.1)	(78.2)
Other adjustments	—	0.1	0.1	0.2
Total other comprehensive loss, net of income taxes	(8.3)	(63.0)	(12.0)	(78.0)
Comprehensive income (loss)	$89.0	$(29.7)	$168.1	$205.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	169.7	$—	13.7	$(328.0)	$27.6	$770.8	$106.1	$3.0	$579.5
Net earnings	—	—	—	—	—	82.8	—	—	82.8
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(3.7)	—	(3.7)
Stock-based compensation expense	—	—	—	—	6.1	—	—	0.7	6.8
Common stock-based award activity, net of shares for tax withholding	0.5	—	—	—	(3.1)	—	—	—	(3.1)
Purchase of treasury stock	—	—	0.9	(18.4)	—	—	—	—	(18.4)
Balance, March 31, 2023	170.2	$—	14.6	$(346.4)	$30.6	$849.7	$102.4	$3.7	$640.0
Net earnings	—	—	—	—	—	97.3	—	—	97.3
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(8.3)	—	(8.3)
Stock-based compensation expense	—	—	—	—	7.0	—	—	1.5	8.5
Common stock-based award activity, net of shares for tax withholding	0.1	—	—	—	0.2	—	—	—	0.2
Purchase of treasury stock	—	—	1.1	(32.1)	—	—	—	—	(32.1)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, June 30, 2023	170.3	$—	15.7	$(378.5)	$37.8	$943.1	$94.1	$4.9	$701.4
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (continued)
(in millions)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	169.2	$—	—	$—	$1.5	$386.7	$181.7	$3.8	$573.7
Net earnings	—	—	—	—	—	250.2	—	—	250.2
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation expense	—	—	—	—	6.1	—	—	—	6.1
Common stock-based award activity, net of shares for tax withholding	0.3	—	—	—	(2.0)	—	—	—	(2.0)
Purchase of treasury stock	—	—	8.5	(207.0)	—	(50.0)	—	—	(257.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, April 1, 2022	169.5	$—	8.5	$(207.0)	$5.6	$582.9	$166.7	$3.7	$551.9
Net earnings	—	—	—	—	—	33.3	—	—	33.3
Dividends on common stock $0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(63.0)	—	(63.0)
Stock-based compensation expense	—	—	—	—	7.0	—	—	—	7.0
Common stock-based award activity, net of shares for tax withholding	—	—	—	—	0.2	—	—	—	0.2
Purchase of treasury stock	—	—	2.3	(71.0)	—	50.0	—	—	(21.0)
Change in noncontrolling interests and other	—	—	—	—	—	(1.4)	—	(0.3)	(1.7)
Balance, July 1, 2022	169.5	$—	10.8	$(278.0)	$12.8	$660.8	$103.7	$3.4	$502.7

See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net earnings	$180.1	$283.5
Non-cash items:
Depreciation and amortization expense	62.7	58.1
Stock-based compensation expense	15.3	13.1
Amortization of debt issuance costs	2.0	1.7
Amortization of acquisition-related inventory fair value step-up	1.3	—
Loss on equity investments	0.8	—
Gain on sale of business	(34.1)	—
Gain on sale of property	(2.8)	—
Gain on previously held equity interests from combination of business	—	(32.7)
Unrealized gain on equity securities measured at fair value	—	(83.0)
Change in deferred income taxes	(9.3)	5.0
Change in accounts receivable and long-term financing receivables, net	11.5	(31.8)
Change in other operating assets and liabilities	(69.0)	(165.4)
Net cash provided by operating activities	158.5	48.5
Cash flows from investing activities:
Proceeds from sale of business, net of cash provided	106.8	—
Cash paid for acquisitions, net of cash received	—	(186.6)
Payments for additions to property, plant and equipment	(26.1)	(26.5)
Proceeds from sale of property	4.3	0.2
Cash paid for equity investments	(1.9)	(7.3)
Proceeds from sale of equity securities	20.4	—
Net cash provided by (used in) investing activities	103.5	(220.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	144.0
Repayment of long-term debt	(165.0)	(130.0)
Net proceeds from short-term borrowings	3.8	5.0
Payments of common stock cash dividend	(7.8)	(8.0)
Purchases of treasury stock	(50.0)	(271.1)
Proceeds from stock option exercises	3.1	0.6
Other financing activities	(6.7)	(3.3)
Net cash used in financing activities	(222.6)	(262.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	(10.7)
Net change in cash and cash equivalents	39.5	(445.2)
Beginning balance of cash and cash equivalents	204.5	572.6
Ending balance of cash and cash equivalents	$244.0	$127.4
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Nature of Business
Vontier Corporation (“Vontier” or the “Company”) is a global industrial technology company that provides critical mobility and multi-energy technologies and solutions to connect, manage and scale the mobility ecosystem worldwide. As of June 30, 2023, the Company operates through three reportable segments which align to the Company’s three operating segments: (i) Mobility Technologies, which provides digitally enabled equipment and solutions to support efficient operations across the mobility ecosystem, including point-of-sale and payment systems, workflow automation solutions, telematics, data analytics, operating software for electric vehicle charging networks, and integrated solutions for alternative fuel dispensing; (ii) Repair Solutions, which manufactures and distributes aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a network of mobile franchisees; and (iii) Environmental & Fueling Solutions, which provides environmental and fueling hardware and software, and aftermarket solutions for global fueling infrastructure.
Basis of Presentation and Unaudited Interim Financial Information
The accompanying Consolidated Condensed Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are unaudited.
The interim Consolidated Condensed Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The Consolidated Condensed Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of operations, therefore, net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in the Company’s Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss). Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of ASU 2020-04 from December 31, 2022 to December 31, 2024. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-bank Offered Rate (“LIBOR”) which is being phased out, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. The Company has transitioned all debt that historically referenced LIBOR to alternate reference rates, utilizing certain practical expedients to account for the modifications prospectively.

NOTE 2. ACQUISITIONS

The Company did not complete any acquisitions during the six months ended June 30, 2023.

During the six months ended July 1, 2022, the Company completed the acquisition of Driivz Ltd. (“Driivz”), which is further discussed below, and acquired all of the outstanding equity interests in one other business.

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

The carrying value of the Company’s approximately 19% interest in Driivz prior to the acquisition was $10.3 million, which historically was carried at cost. In connection with the acquisition, this investment was remeasured to a fair value of $43.0 million resulting in the recognition of an aggregate noncash gain of $32.7 million during the six months ended July 1, 2022, which was included in Gain on previously held equity interests from combination of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss).

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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets and was insignificant as of June 30, 2023 and December 31, 2022.
The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	June 30, 2023	December 31, 2022
Gross current financing receivables:
PSAs	$96.8	$96.6
Franchisee Notes	20.9	18.4
Current financing receivables, gross	$117.7	$115.0

Allowance for credit losses:
PSAs	$14.5	$13.1
Franchisee Notes	5.5	6.5
Total allowance for credit losses	20.0	19.6

Net current financing receivables:
PSAs, net	$82.3	$83.5
Franchisee Notes, net	15.4	11.9
Total current financing receivables, net	$97.7	$95.4

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	June 30, 2023	December 31, 2022
Gross long-term financing receivables:
PSAs	$234.7	$224.0
Franchisee Notes	63.6	63.5
Long-term financing receivables, gross	$298.3	$287.5

Allowance for credit losses:
PSAs	$28.2	$32.4
Franchisee Notes	5.1	5.3
Total allowance for credit losses	33.3	37.7

Net long-term financing receivables:
PSAs, net	$206.5	$191.6
Franchisee Notes, net	58.5	58.2
Total long-term financing receivables, net	$265.0	$249.8

As of June 30, 2023 and December 31, 2022, the net unamortized discount on our financing receivables was $17.7 million and $16.8 million, respectively.
Credit score and distributor tenure are the primary indicators of credit quality for the Company’s financing receivables. The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the six months ended June 30, 2023, is as follows:

($ in millions)	2023	2022	2021	2020	2019	Prior	Total
PSAs
Credit Score:
Less than 400	$10.6	$10.2	$5.4	$2.6	$1.4	$0.1	$30.3
400-599	16.0	17.3	8.8	4.7	2.1	0.6	49.5
600-799	34.4	34.3	18.9	9.6	3.6	1.1	101.9
800+	55.9	52.6	24.4	12.0	4.1	0.8	149.8
Total PSAs	$116.9	$114.4	$57.5	$28.9	$11.2	$2.6	$331.5

Franchisee Notes
Active distributors	$15.4	$21.5	$14.9	$7.0	$5.9	$6.3	$71.0
Separated distributors	—	0.8	2.8	2.6	2.5	4.8	13.5
Total Franchisee Notes	$15.4	$22.3	$17.7	$9.6	$8.4	$11.1	$84.5

Current Period Gross Write-offs
PSAs	$2.3	$8.9	$5.0	$2.4	$1.1	$0.5	$20.2
Franchisee Notes	—	0.1	0.1	0.1	0.5	0.6	1.4
Total current period gross write-offs	$2.3	$9.0	$5.1	$2.5	$1.6	$1.1	$21.6

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
June 30, 2023	$3.3	$1.7	$6.3	$11.3	$320.2	$331.5	$6.3
December 31, 2022	3.6	1.8	6.9	12.3	308.3	320.6	6.9
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of June 30, 2023 and December 31, 2022.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	June 30, 2023
($ in millions)	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$45.5	$11.8	$57.3
Provision for credit losses	16.3	(0.1)	16.2
Write-offs	(20.2)	(1.4)	(21.6)
Recoveries of amounts previously charged off	1.1	0.3	1.4
Allowance for credit losses, end of period	$42.7	$10.6	$53.3

Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables (excluding financing receivables) and the Company’s trade accounts receivable cost basis as of:

($ in millions)	June 30, 2023
Cost basis of trade accounts receivable	$408.1

Allowance for credit losses balance, beginning of year	14.6
Provision for credit losses	3.0
Write-offs	(2.6)
Foreign currency and other	(0.1)
Allowance for credit losses balance, end of period	14.9
Net trade accounts receivable balance	$393.2
NOTE 4. INVENTORIES
The classes of inventory as of June 30, 2023 and December 31, 2022 are summarized as follows:

($ in millions)	June 30, 2023	December 31, 2022
Finished goods	$132.0	$136.6
Work in process	22.5	34.8
Raw materials	174.7	174.6
Total	$329.2	$346.0
NOTE 5. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	June 30, 2023	December 31, 2022
Short-term borrowings:
Short-term borrowings and bank overdrafts	$8.7	$4.6

Long-term debt:
Three-Year Term Loans due 2024	$235.0	$400.0
Three-Year Term Loans due 2025	600.0	600.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2026	—	—
Total long-term debt	2,435.0	2,600.0
Less: discounts and debt issuance costs	(12.6)	(14.3)
Total long-term debt, net	$2,422.4	$2,585.7
The Company’s long-term debt requires, among others, that the Company maintains certain financial covenants, and the Company was in compliance with all of these covenants as of June 30, 2023.
Credit Facilities
Revolving Credit Facility

The Revolving Credit Facility bears interest at a variable rate equal to SOFR plus an 11.4 basis points SOFR adjustment, plus a ratings-based margin which was 117.5 basis points as of June 30, 2023. As of June 30, 2023, there were no borrowings outstanding and $750.0 million of borrowing capacity under the Revolving Credit Facility.

Three-Year Term Loans Due 2024

The Three-Year Term Loans Due 2024, which mature on October 28, 2024, bear interest at a variable rate equal to SOFR plus an 11.4 basis points SOFR adjustment, plus a ratings-based margin which was 112.5 basis points as of June 30, 2023. The interest rate was 6.34% per annum as of June 30, 2023. The Company is not obligated to make repayments prior to the maturity date, but did voluntarily repay $100.0 million and $165.0 million during the three and six months ended June 30, 2023, respectively. The Company is not permitted to re-borrow once repayment is made. There was no material difference between the carrying value and the estimated fair value of the debt outstanding as of June 30, 2023.
Three-Year Term Loans Due 2025
The Three-Year Term Loans Due 2025 (together with the Three-Year Term Loans Due 2024, the “Term Loans”) bear interest at a variable rate equal to SOFR plus a 10.0 basis points credit spread adjustment plus a ratings-based margin which was 125.0 basis points as of June 30, 2023. The interest rate was 6.45% per annum as of June 30, 2023. As of June 30, 2023, there was no material difference between the carrying value and the estimated fair value of the debt outstanding.
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
The estimated fair value of the Registered Notes was $1.3 billion as of June 30, 2023. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
As of June 30, 2023, certain of the Company’s businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Condensed Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings on the Consolidated Condensed Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of June 30, 2023.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments		Other Adjustments (b)		Total
For the Three Months Ended June 30, 2023:
Balance, March 31, 2023	$104.0		$(1.6)		$102.4
Other comprehensive loss before reclassifications, net of income taxes	(8.6)		—		(8.6)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	0.3	(c)	—		0.3
Amounts reclassified from accumulated other comprehensive income, net of income taxes	0.3		—		0.3
Net current period other comprehensive loss, net of income taxes	(8.3)		—		(8.3)
Balance, June 30, 2023	$95.7		$(1.6)		$94.1

For the Three Months Ended July 1, 2022:
Balance, April 1, 2022	$169.8		$(3.1)		$166.7
Other comprehensive loss before reclassifications, net of income taxes	(63.1)		—		(63.1)
Amounts reclassified from accumulated other comprehensive income:
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—		0.1		0.1
Net current period other comprehensive (loss) income, net of income taxes	(63.1)		0.1		(63.0)
Balance, July 1, 2022	$106.7		$(3.0)		$103.7

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) Reclassified to Gain on sale of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss).

($ in millions)	Foreign Currency Translation Adjustments		Other Adjustments (b)		Total
For the Six Months Ended June 30, 2023:
Balance, December 31, 2022	$107.8		$(1.7)		$106.1
Other comprehensive loss before reclassifications, net of income taxes	(12.4)		—		(12.4)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	0.3	(c)	—		0.3
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	0.3		0.1		0.4
Net current period other comprehensive (loss) income, net of income taxes	(12.1)		0.1		(12.0)
Balance, June 30, 2023	$95.7		$(1.6)		$94.1

For the Six Months Ended July 1, 2022:
Balance, December 31, 2021	$184.9		$(3.2)		$181.7
Other comprehensive loss before reclassifications, net of income taxes	(78.2)		—		(78.2)
Amounts reclassified from accumulated other comprehensive income:
Increase	—		0.2	(a)	0.2
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—		0.2		0.2
Net current period other comprehensive (loss) income, net of income taxes	(78.2)		0.2		(78.0)
Balance, July 1, 2022	$106.7		$(3.0)		$103.7

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) Reclassified to Gain on sale of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss).
NOTE 7. SALES
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $10.7 million and $12.3 million as of June 30, 2023 and December 31, 2022, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
The Company incurs direct incremental costs to obtain certain contracts, typically costs associated with assets used by our customers in certain service arrangements and sales-related commissions. As of June 30, 2023 and December 31, 2022, the Company had $86.3 million and $88.6 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets.
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

The Company’s contract liabilities consisted of the following:

($ in millions)	June 30, 2023	December 31, 2022
Deferred revenue, current	$136.5	$135.2
Deferred revenue, noncurrent	46.6	48.7
Total contract liabilities	$183.1	$183.9
During the three and six months ended June 30, 2023, the Company recognized $37.3 million and $80.6 million of revenue related to the Company’s contract liabilities at December 31, 2022, respectively. The change in contract liabilities from December 31, 2022 to June 30, 2023 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts with expected customer delivery dates beyond one year from June 30, 2023 for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Remaining performance obligations as of June 30, 2023 were $392.7 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 40 percent of the remaining performance obligations will be fulfilled within the next two years, 70 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by sales of products and services and geographic location for each of our reportable segments, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows for the three months ended June 30, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$207.1	$157.8	$296.0	$21.6	$682.5
Sales of services	31.7	0.6	43.3	6.3	81.9
Total	$238.8	$158.4	$339.3	$27.9	$764.4

Geographic:
North America (a)	$161.4	$158.4	$214.3	$27.5	$561.6
Western Europe	25.1	—	40.5	—	65.6
High growth markets	33.0	—	69.1	0.4	102.5
Rest of world	19.3	—	15.4	—	34.7
Total	$238.8	$158.4	$339.3	$27.9	$764.4
(a) Includes total sales in the United States of $522.5 million.

Disaggregation of revenue was as follows for the three months ended July 1, 2022:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$184.7	$149.1	$334.8	$33.9	$702.5
Sales of services	25.9	0.6	40.5	6.9	73.9
Total	$210.6	$149.7	$375.3	$40.8	$776.4

Geographic:
North America (a)	$151.5	$149.7	$242.7	$40.0	$583.9
Western Europe	18.6	—	37.5	—	56.1
High growth markets	23.0	—	80.2	0.8	104.0
Rest of world	17.5	—	14.9	—	32.4
Total	$210.6	$149.7	$375.3	$40.8	$776.4
(a) Includes total sales in the United States of $564.3 million.
Disaggregation of revenue was as follows for the six months ended June 30, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$422.3	$338.7	$568.1	$49.8	$1,378.9
Sales of services	62.4	1.1	85.0	13.4	161.9
Total	$484.7	$339.8	$653.1	$63.2	$1,540.8

Geographic:
North America (a)	$335.0	$339.8	$405.4	$62.2	$1,142.4
Western Europe	44.0	—	83.1	—	127.1
High growth markets	65.6	—	136.5	1.0	203.1
Rest of world	40.1	—	28.1	—	68.2
Total	$484.7	$339.8	$653.1	$63.2	$1,540.8
(a) Includes total sales in the United States of $1,070.3 million.
Disaggregation of revenue was as follows for the six months ended July 1, 2022:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$362.3	$312.9	$622.7	$74.9	$1,372.8
Sales of services	55.9	1.2	80.8	13.8	151.7
Total	$418.2	$314.1	$703.5	$88.7	$1,524.5

Geographic:
North America (a)	$294.8	$314.1	$447.1	$87.3	$1,143.3
Western Europe	40.7	—	79.1	—	119.8
High growth markets	47.0	—	149.5	1.4	197.9
Rest of world	35.7	—	27.8	—	63.5
Total	$418.2	$314.1	$703.5	$88.7	$1,524.5
(a) Includes total sales in the United States of $1,105.0 million.

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2023 was 25.3% and 24.7%, respectively, as compared to 19.2% and 21.0% for the three and six months ended July 1, 2022. The increase in the effective tax rate for the three months ended June 30, 2023 as compared to the comparable period in the prior year was primarily due to an increase in foreign taxable earnings and taxes on the gain from the sale of a business. The increase in the effective tax rate for the six months ended June 30, 2023 as compared to the comparable period in the prior year was primarily due to an increase in foreign taxable earnings, taxes on the gain from the sale of a business and non-taxable income related to our previously held equity interest in Driivz in the prior year.

The Company’s effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. The Company’s effective tax rate for the three and six months ended July 1, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate, which was offset by non-taxable income related to our previously held equity interest in Driivz.
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
The Company’s Coats (Hennessy) business, which is currently held for sale, is presented in Other. The Company’s Global Traffic Technologies business, which was divested during April 2023, is presented in Other for periods prior to the divestiture. Refer to Note 13. Divestitures and Assets and Liabilities Held for Sale for further discussion of the Company’s Coats (Hennessy) and Global Traffic Technologies businesses.
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

Prior period segment results have been presented in conformity with the Company’s new reportable segments. Segment results for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales:
Mobility Technologies	$238.8	$210.6	$484.7	$418.2
Repair Solutions(a)	158.4	149.7	339.8	314.1
Environmental & Fueling Solutions	339.3	375.3	653.1	703.5
Other	27.9	40.8	63.2	88.7
Total	$764.4	$776.4	$1,540.8	$1,524.5

Segment operating profit:
Mobility Technologies	$44.7	$42.6	$92.6	$83.7
Repair Solutions(b)	41.6	41.6	88.9	88.6
Environmental & Fueling Solutions	95.2	98.5	175.9	180.5
Other	2.2	3.2	6.0	8.3
Segment operating profit	183.7	185.9	363.4	361.1
Corporate & other unallocated costs(b)	(63.1)	(49.4)	(109.0)	(89.8)
Operating profit	120.6	136.5	254.4	271.3
Interest expense, net	(23.9)	(15.3)	(47.9)	(28.2)
Gain on sale of business	34.1	—	34.1	—
Gain on previously held equity interests from combination of business	—	—	—	32.7
Unrealized (loss) gain on equity securities measured at fair value	—	(80.0)	—	83.0
Other non-operating expense, net	(0.5)	—	(1.4)	(0.1)
Earnings before income taxes	$130.3	$41.2	$239.2	$358.7

Depreciation expense:
Mobility Technologies	$6.8	$4.7	$12.9	$10.7
Repair Solutions	0.5	0.4	0.9	0.8
Environmental & Fueling Solutions	3.8	3.6	7.4	7.2
Other	—	0.5	—	0.9
Corporate	0.2	0.2	0.5	0.4
Total	$11.3	$9.4	$21.7	$20.0
(a) Includes interest income related to financing receivables of $19.0 million, $18.2 million, $38.8 million and $36.6 million for the three and six months ended June 30, 2023 and July 1, 2022, respectively.
(b) Includes the Repair Solutions Capital Charge of $10.3 million, $9.9 million, $20.5 million and $19.8 million for the three and six months ended June 30, 2023 and July 1, 2022, respectively.
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

The following is a rollforward of the Company’s accrued warranty liability:

($ in millions)
Balance, December 31, 2022	$43.0
Accruals for warranties issued during the period	20.2
Settlements made	(17.4)
Balance, June 30, 2023	$45.8
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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of:

($ in millions)	Classification	June 30, 2023	December 31, 2022
Gross liabilities
Current	Accrued expenses and other current liabilities	$27.9	$27.1
Long-term	Other long-term liabilities	75.7	78.1
Total		103.6	105.2

Projected insurance recoveries
Current	Prepaid expenses and other current assets	19.0	21.2
Long-term	Other assets	47.4	47.4
Total		$66.4	$68.6

Guarantees

As of June 30, 2023 and December 31, 2022, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $84.8 million and $84.0 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, they would not have a material effect on the financial statements.
NOTE 11. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:
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

Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023
Contingent consideration liabilities	$—	$—	$11.1	$11.1
Deferred compensation liabilities	6.1	—	—	6.1
December 31, 2022
Equity securities measured at fair value	$21.3	$—	$—	$21.3
Contingent consideration liabilities	—	—	11.6	11.6
Deferred compensation liabilities	—	5.1	—	5.1
Equity Securities
The Company held a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) which historically was recorded at cost in Other assets on the Consolidated Condensed Balance Sheets. On January 13, 2022, Tritium announced that it completed a business combination with Decarbonization Plus Acquisition Corporation II to make Tritium a publicly listed company on NASDAQ under the symbol “DCFC”. Once Tritium became publicly traded, the Company recorded its investment at fair value in Equity securities measured at fair value on the Consolidated Condensed Balance Sheets with changes in the value recorded in Unrealized (loss) gain on equity securities measured at fair value on the Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss) and the Consolidated Condensed Statements of Cash Flows.
During the first quarter of 2023, the Company sold its remaining interest in Tritium and recognized a loss of $0.9 million, which is presented in Other non-operating expense, net on the Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss) and Loss on equity investments in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2023.
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
Nonrecurring Fair Value Measurements
Certain assets and liabilities are carried on the accompanying Consolidated Condensed Balance Sheets at cost and are not remeasured to fair value on a recurring basis. These assets include finite-lived intangible assets, which are tested for impairment when a triggering event occurs, and goodwill and identifiable indefinite-lived intangible assets, which are tested for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that the asset may not be recoverable.
As of June 30, 2023, assets carried on the balance sheet and not remeasured to fair value on a recurring basis included $1.7 billion of goodwill and $606.6 million of identifiable intangible assets, net.

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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Six Months Ended
($ and shares in millions, except per share amounts)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator:
Net earnings	$97.3	$33.3	$180.1	$283.5

Denominator:
Basic weighted average common shares outstanding	155.4	160.5	155.5	163.2
Effect of dilutive stock options and RSUs	0.9	0.7	0.7	0.7
Diluted weighted average common shares outstanding	156.3	161.2	156.2	163.9

Earnings per share:
Basic	$0.63	$0.21	$1.16	$1.74
Diluted	$0.62	$0.21	$1.15	$1.73

Anti-dilutive shares	1.8	3.2	2.6	3.3

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

The Company repurchased 1.1 million of the Company’s shares for $31.9 million through open market transactions at an average price per share of $28.55 during the three months ended June 30, 2023 and 2.0 million of the Company’s shares for $50.0 million through open market transactions at an average price per share of $25.22 during the six months ended June 30, 2023. As of June 30, 2023, the Company has remaining authorization to repurchase $378.9 million of its common stock under the share repurchase program.

NOTE 13. DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Global Traffic Technologies
On April 14, 2023, the Company completed the sale of Global Traffic Technologies for $108.0 million, subject to the finalization of customary working capital adjustments. As a result of the transaction, the Company recognized a preliminary gain of $34.1 million during the three and six months ended June 30, 2023, which is presented in Gain on sale of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Loss). There is a transition services agreement (the “TSA”) in place between the Company and Global Traffic Technologies which sets forth the terms and conditions pursuant to which the Company will provide certain services to Global Traffic Technologies. Receipts related to the TSA were insignificant for the three and six months ended June 30, 2023. The operations of Global Traffic Technologies did not meet the criteria to be presented as discontinued operations.

Coats (Hennessy)

During the three months ended July 1, 2022, the Company reached the strategic decision to exit its Coats (Hennessy) business. The Company determined that the associated assets and liabilities met the held for sale accounting criteria and Coats (Hennessy) was classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Condensed Balance Sheets as of June 30, 2023. The operations of Coats (Hennessy) did not meet the criteria to be presented as discontinued operations.

The assets and liabilities were measured at the lower of fair value less costs to sell or the carrying value. The following table summarizes the carrying amounts of major classes of assets and liabilities of Coats (Hennessy) as of June 30, 2023 (in millions):

ASSETS
Accounts receivable, less allowance for credit losses	$18.4
Inventories	13.6
Prepaid expenses and other current assets	0.9
Property, plant and equipment, net	4.5
Operating lease right-of-use assets	0.3
Goodwill	15.7
Other assets	0.1
Total assets held for sale	$53.5
LIABILITIES
Trade accounts payable	$15.6
Current operating lease liabilities	0.3
Accrued expenses and other current liabilities	6.7
Other long-term liabilities	6.4
Total liabilities held for sale	$29.0
NOTE 14. SUBSEQUENT EVENTS
In July 2023, the Company repaid $35 million of the Three-Year Term Loans Due 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and our Consolidated Condensed Financial Statements as of and for the three and six months ended June 30, 2023 included in this Form 10-Q.
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
•As of June 30, 2023, we have outstanding indebtedness of approximately $2.4 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
OVERVIEW
General
Vontier Corporation (“Vontier,” the “Company,” “we,” “us,” or “our”) is a global industrial technology company that provides critical mobility and multi-energy technologies and solutions to connect, manage and scale the mobility ecosystem worldwide. Leveraging leading market positions, decades of domain expertise and unparalleled portfolio breadth, Vontier enables the way the world moves, delivering smart, safe and sustainable solutions to our customers and the planet. Vontier has a culture of continuous improvement built upon the foundation of the Vontier Business System.
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

Our Coats (Hennessy) business, which is currently held for sale, is presented in Other. The Company’s Global Traffic Technologies business, which was divested during April 2023, is presented in Other for periods prior to the divestiture. Refer to Note 13. Divestitures and Assets and Liabilities Held for Sale to the Consolidated Condensed Financial Statements for further discussion of the Company’s Coats (Hennessy) and Global Traffic Technologies businesses.
Prior period segment results have been presented in conformity with the Company’s new reportable segments.
Outlook

We expect overall sales and core sales to decline on a year-over-year basis in 2023 due to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payments systems based on the Europay, MasterCard and Visa (“EMV”) global standards. Excluding this impact, we expect core sales to increase mid single digits. Our outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chain including the availability of electronic components, the impact of the Russia-Ukraine conflict, market conditions in key end product segments, and the impact of energy disruption in Europe. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” above.

We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including monetary and fiscal policies, changes in the banking system, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (the “OECD”). We also continue to monitor the Russia-Ukraine conflict and the impact on our business and operations. As of the filing date of this report, we do not believe they are material.
RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$764.4	$776.4	$1,540.8	$1,524.5
Cost of sales	(416.3)	(428.3)	(839.7)	(841.1)
Gross profit	348.1	348.1	701.1	683.4
Operating costs:
Selling, general and administrative expenses ("SG&A")	(187.2)	(176.7)	(365.4)	(342.7)
Research and development expenses ("R&D")	(40.3)	(34.9)	(81.3)	(69.4)
Operating profit	$120.6	$136.5	$254.4	$271.3

Gross profit as a % of sales	45.5%	44.8%	45.5%	44.8%
SG&A as a % of sales	24.5%	22.8%	23.7%	22.5%
R&D as a % of sales	5.3%	4.5%	5.3%	4.6%
Operating profit as a % of sales	15.8%	17.6%	16.5%	17.8%
Sales
The components of our consolidated sales growth were as follows for the periods indicated:

	% Change Three Months Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Months Ended June 30, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	(1.5)%	1.1%
Core sales (Non-GAAP)	(1.6)%	1.1%
Acquisitions (Non-GAAP)	0.9%	1.3%
Currency exchange rates (Non-GAAP)	(0.8)%	(1.3)%

Sales for each of our segments were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Mobility Technologies	$238.8	$210.6	$484.7	$418.2
Repair Solutions	158.4	149.7	339.8	314.1
Environmental & Fueling Solutions	339.3	375.3	653.1	703.5
Other	27.9	40.8	63.2	88.7
Total	$764.4	$776.4	$1,540.8	$1,524.5
Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

	% Change Three Months Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Months Ended June 30, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	13.4%	15.9%
Core sales (Non-GAAP)	4.6%	8.3%
Acquisitions (Non-GAAP)	10.0%	9.5%
Currency exchange rates (Non-GAAP)	(1.2)%	(1.9)%
Total sales within our Mobility Technologies segment increased 13.4% during the three months ended June 30, 2023, as compared to the comparable period in 2022, driven by a 4.6% increase in core sales and a 10.0% increase from our recent acquisitions, partially offset by a 1.2% decrease due to the impact of currency translation. The increase in core sales was primarily due to solid demand in our car wash technologies and alternative energy solutions.
Total sales within our Mobility Technologies segment increased 15.9% during the six months ended June 30, 2023, as compared to the comparable period in 2022, driven by a 8.3% increase in core sales and a 9.5% increase from our recent acquisitions, partially offset by a 1.9% decrease due to the impact of currency translation. The increase in core sales was primarily due to strong demand across our Mobility Technologies solutions, most notably our car wash technologies and alternative energy solutions.
Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Months Ended June 30, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	5.8%	8.2%
Core sales (Non-GAAP)	6.0%	8.4%
Acquisitions (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	(0.2)%	(0.2)%

Total sales and core sales within our Repair Solutions segment increased 5.8% and 6.0%, respectively, during the three months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to strong demand in the tool storage, hardline and powered tools product categories.
Total sales and core sales within our Repair Solutions segment increased 8.2% and 8.4%, respectively, during the six months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to strong demand in the tool storage, hardline and powered tools product categories.

Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Months Ended June 30, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	(9.6)%	(7.2)%
Core sales (Non-GAAP)	(8.5)%	(5.6)%
Acquisitions (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	(1.1)%	(1.6)%

Total sales within our Environmental & Fueling Solutions segment decreased 9.6% during the three months ended June 30, 2023, as compared to the comparable period in 2022, driven primarily by a 8.5% decrease in core sales and a 1.1% decrease due to the impact of currency translation. The decrease in core sales was primarily due to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payments systems based on the EMV global standards, partially offset by strong demand for U.S. fuel dispenser systems and aftermarket parts.

Total sales within our Environmental & Fueling Solutions segment decreased 7.2% during the six months ended June 30, 2023, as compared to the comparable period in 2022, driven primarily by a 5.6% decrease in core sales and a 1.6% decrease due to the impact of currency translation. The decrease in core sales was primarily due to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payments systems based on the EMV global standards, partially offset by strong demand for U.S. fuel dispenser systems and aftermarket parts.
Cost of Sales

Cost of sales decreased $12.0 million, or 2.8%, for the three months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to the decrease in sales in our Environmental & Fueling Solutions segment, as discussed above, and cost optimization, partially offset by the impact of recent acquisitions as well as increased costs due to inflationary pressures.

Cost of sales decreased $1.4 million, or 0.2%, for the six months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to the decrease in sales in our Environmental & Fueling Solutions segment, as discussed above, and cost optimization, partially offset by the impact of recent acquisitions as well as increased costs due to inflationary pressures.

Gross Profit

Gross profit was flat during the three months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to cost optimization, the net impact of the Company’s price increases and our recent acquisitions, offset by increased costs due to inflationary pressures. Gross profit margin increased 70 basis points during the three months ended June 30, 2023, as compared to the comparable period in 2022.

Gross profit increased $17.7 million, or 2.6%, during the six months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to cost optimization, the net impact of the Company’s price increases and our recent acquisitions, partially offset by increased costs due to inflationary pressures. Gross profit margin increased 70 basis points during the six months ended June 30, 2023, as compared to the comparable period in 2022.

Operating Costs and Other Expenses

SG&A expenses increased $10.5 million, or 5.9%, during the three months ended June 30, 2023, as compared to the comparable period in 2022, and as a percentage of sales, increased 170 basis points during the same period, primarily due to costs associated with restructuring activities, an increase in stock-based compensation expense and SG&A expenses, including intangible asset amortization, from our recent acquisitions.

SG&A expenses increased $22.7 million, or 6.6%, during the six months ended June 30, 2023, as compared to the comparable period in 2022, and as a percentage of sales, increased 120 basis points during the same period, primarily due to costs associated with restructuring activities, an increase in stock-based compensation expense and SG&A expenses, including intangible asset amortization, from our recent acquisitions.

R&D expenses, consisting principally of internal and contract engineering personnel costs, increased $5.4 million, or 15.5%, during the three months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to the impact of our recent acquisitions. R&D expenses as a percentage of sales increased 80 basis points during the three months ended June 30, 2023, as compared to the comparable period in 2022.

R&D expenses increased $11.9 million, or 17.1%, during the six months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to the impact of our recent acquisitions. R&D expenses as a percentage of sales increased 70 basis points during the six months ended June 30, 2023, as compared to the comparable period in 2022.

Operating Profit
Operating profit decreased $15.9 million, or 11.6%, during the three months ended June 30, 2023, as compared to the comparable period in 2022, and operating profit margins decreased 180 basis points during the same period.
Operating profit decreased $16.9 million, or 6.2%, during the six months ended June 30, 2023, as compared to the comparable period in 2022, and operating profit margins decreased 130 basis points during the same period.
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
Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2023	Margin	July 1, 2022	Margin	June 30, 2023	Margin	July 1, 2022	Margin
Mobility Technologies	$44.7	18.7%	$42.6	20.2%	$92.6	19.1%	$83.7	20.0%
Repair Solutions	41.6	26.3	41.6	27.8	88.9	26.2	88.6	28.2
Environmental & Fueling Solutions	95.2	28.1	98.5	26.2	175.9	26.9	180.5	25.7
Other	2.2	7.9	3.2	7.8	6.0	9.5	8.3	9.4
Segment operating profit	183.7	24.0	185.9	23.9	363.4	23.6	361.1	23.7
Corporate & other unallocated costs(a)	(63.1)	(8.2)	(49.4)	(6.3)	(109.0)	(7.1)	(89.8)	(5.9)
Total operating profit	$120.6	15.8%	$136.5	17.6%	$254.4	16.5%	$271.3	17.8%
(a) Margin for corporate & other unallocated costs is presented as a percentage of total sales.
Mobility Technologies
Segment operating profit for our Mobility Technologies segment increased $2.1 million, or 4.9%, during the three months ended June 30, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 150 basis points during the same period. The decrease in segment operating profit margin was primarily due to a change in the mix of products sold, due to recent acquisitions, and continued growth investment.
Segment operating profit for our Mobility Technologies segment increased $8.9 million, or 10.6%, during the six months ended June 30, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 90 basis points during the same period. The decrease in segment operating profit margin was primarily due to a change in the mix of products sold, due to recent acquisitions, and continued growth investment.
Repair Solutions
Segment operating profit for our Repair Solutions segment was flat during the three months ended June 30, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 150 basis points during the same period. The decrease in segment operating profit margin was primarily due to the impact of reserve-related adjustments to the receivables portfolio.

Segment operating profit for our Repair Solutions segment increased $0.3 million, or 0.3%, during the six months ended June 30, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 200 basis points during the same period. The decrease in segment operating profit margin was primarily due to the impact of reserve-related adjustments to the receivables portfolio.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment decreased $3.3 million, or 3.4%, during the three months ended June 30, 2023, as compared to the comparable period in 2022, and segment operating profit margin increased 190 basis points during the same period. The increase in segment operating profit margin was primarily due to cost savings from restructuring activities and continued price-cost benefits.
Segment operating profit for our Environmental & Fueling Solutions segment decreased $4.6 million, or 2.5%, during the six months ended June 30, 2023, as compared to the comparable period in 2022, and segment operating profit margin increased 120 basis points during the same period. The increase in segment operating profit margin was primarily due to cost savings from restructuring activities and continued price-cost benefits.
Corporate & Other Unallocated Costs
Corporate & other unallocated costs increased $13.7 million, or 27.7%, during the three months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to costs associated with restructuring activities and an increase in stock-based compensation expense. Corporate & other unallocated costs as a percentage of total sales increased 190 basis points during the three months ended June 30, 2023, as compared to the comparable period in 2022.
Corporate & other unallocated costs increased $19.2 million, or 21.4%, during the six months ended June 30, 2023, as compared to the comparable period in 2022, primarily due to costs associated with restructuring activities and an increase in intangible asset amortization and stock-based compensation expense. Corporate & other unallocated costs as a percentage of total sales increased 120 basis points during the six months ended June 30, 2023, as compared to the comparable period in 2022.

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

INTEREST COSTS
Interest expense, net was $23.9 million during the three months ended June 30, 2023, as compared to $15.3 million for the comparable period in 2022, an increase of $8.6 million, driven primarily by the impact of increases in interest rates on our variable-rate debt obligations, partially offset by a decrease in our outstanding debt obligations between periods.
Interest expense, net was $47.9 million during the six months ended June 30, 2023, as compared to $28.2 million for the comparable period in 2022, an increase of $19.7 million, driven primarily by the impact of increases in interest rates on our variable-rate debt obligations, partially offset by a decrease in our outstanding debt obligations between periods.
For a discussion of our outstanding indebtedness, refer to Note 5. Financing to the Consolidated Condensed Financial Statements.
INCOME TAXES

Effective Tax Rate

Our effective tax rate for the three and six months ended June 30, 2023 was 25.3% and 24.7%, respectively, as compared to 19.2% and 21.0% for the three and six months ended July 1, 2022. The increase in the effective tax rate for the three months ended June 30, 2023 as compared to the comparable period in the prior year was primarily due to an increase in foreign taxable earnings and taxes on the gain from the sale of a business. The increase in the effective tax rate for the six months ended June 30, 2023 as compared to the comparable period in the prior year was primarily due to an increase in foreign taxable earnings, taxes on the gain from the sale of a business and non-taxable income related to our previously held equity interest in Driivz in the prior year.

Pillar Two

The OECD agreed among over 130 countries on the Pillar Two proposals which establish a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding €750 million. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals, including the European Union (“EU”) Member States which unanimously adopted the EU Pillar Two Directive, providing for a minimum effective tax rate of 15%. EU Member States are required to enact the EU Pillar Two Directive into their national laws by December 31, 2023, with effective dates of January 1, 2024 and January 1, 2025, respectively, for different aspects of the EU Pillar Two Directive. We are currently evaluating the potential impact of the Pillar Two global minimum tax proposals on our financial statements.
COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) increased by $118.7 million during the three months ended June 30, 2023, as compared to the comparable period in 2022. Comprehensive income for the three months ended June 30, 2023 includes a gain on the sale of the Company’s Global Traffic Technologies business of $34.1 million. Comprehensive loss for the three months ended July 1, 2022 includes an unrealized loss on equity securities measured at fair value of $80.0 million and unfavorable foreign currency translation adjustments of $63.1 million.
Comprehensive income decreased by $37.4 million during the six months ended June 30, 2023, as compared to the comparable period in 2022. Comprehensive income for the six months ended June 30, 2023 includes a gain on the sale of the Company’s Global Traffic Technologies business of $34.1 million. Comprehensive income for the six months ended July 1, 2022 includes a gain on previously held equity interests from combination of business of $32.7 million which relates to a gain recognized on our interest in Driivz prior to acquiring the remaining outstanding shares, an unrealized gain on equity securities measured at fair value of $83.0 million and unfavorable foreign currency translation adjustments of $78.2 million.
Refer to Note 2. Acquisitions to the Consolidated Condensed Financial Statements for additional information on our acquisition of Driivz, Note 11. Fair Value Measurements to the Consolidated Condensed Financial Statements for additional information on our investments and Note 13. Divestitures and Assets and Liabilities Held for Sale to the Consolidated Condensed Financial Statements for additional information on the divestiture of our Global Traffic Technologies business.

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. As of June 30, 2023, we held $244.0 million of cash and cash equivalents and had $750.0 million of borrowing capacity under our revolving credit facility. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, invest in existing businesses, consummate strategic acquisitions, make interest payments on our outstanding indebtedness, manage our capital structure on a short and long-term basis and support other business needs or objectives. We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of June 30, 2023, we believe that we have sufficient liquidity to satisfy our cash needs.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of June 30, 2023.
2023 Financing and Capital Transactions
During the six months ended June 30, 2023, we completed the following financing and capital transactions:
•Voluntarily repaid $165.0 million of the Three-Year Term Loans Due 2024;
•Repurchased 2.0 million shares in the open market which are held as Treasury stock.
Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for more information related to our long-term indebtedness and Note 12. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for more information related to our share repurchases.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022
Net cash provided by operating activities	$158.5	$48.5

Proceeds from sale of business, net of cash provided	$106.8	$—
Cash paid for acquisitions, net of cash received	—	(186.6)
Payments for additions to property, plant and equipment	(26.1)	(26.5)
Proceeds from sale of property	4.3	0.2
Cash paid for equity investments	(1.9)	(7.3)
Proceeds from sale of equity securities	20.4	—
Net cash provided by (used in) investing activities	$103.5	$(220.2)

Proceeds from issuance of long-term debt	$—	$144.0
Repayment of long-term debt	(165.0)	(130.0)
Net proceeds from short-term borrowings	3.8	5.0
Payments of common stock cash dividend	(7.8)	(8.0)
Purchases of treasury stock	(50.0)	(271.1)
Proceeds from stock option exercises	3.1	0.6
Other financing activities	(6.7)	(3.3)
Net cash used in financing activities	$(222.6)	$(262.8)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $158.5 million during the six months ended June 30, 2023, an increase of $110.0 million, as compared to the comparable period in 2022. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables generated $11.5 million of operating cash flows during the six months ended June 30, 2023 compared to using $31.8 million in the comparable period of 2022. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $69.0 million during the six months ended June 30, 2023 compared to using $165.4 million in the comparable period of 2022. This change is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash provided by investing activities was $103.5 million during the six months ended June 30, 2023, driven primarily by proceeds from the sale of our Global Traffic Technologies business, equity securities and property, partially offset by payments for additions to property, plant and equipment. Net cash used in investing activities was $220.2 million during the six months ended July 1, 2022, driven primarily by the cash paid for the acquisitions that closed during the period and payments for additions to property, plant and equipment.
We made capital expenditures of approximately $26.1 million and $26.5 million during the six months ended June 30, 2023 and July 1, 2022, respectively.

Financing Activities
Net cash used in financing activities was $222.6 million during the six months ended June 30, 2023, driven primarily by the voluntary repayment of $165.0 million of the Three-Year Term Loans due 2024 and repurchases of the Company’s common stock of $50.0 million. Net cash used in financing activities was $262.8 million during the six months ended July 1, 2022, driven primarily by repurchases of the Company’s common stock of $271.1 million, partially offset by net proceeds from long-term debt of $14.0 million.

Share Repurchase Program

Refer to Note 12. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for a description of the Company’s share repurchase program.

Dividends

We paid regular quarterly cash dividends of $0.025 per share during the six months ended June 30, 2023. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of June 30, 2023, we had $1.6 billion in aggregate principal amount of the Registered Notes and $835.0 million in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Registered Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Registered Notes and the Term Loans.

The Registered Notes and the guarantees thereof are the Company’s and the Guarantor Subsidiaries’ senior unsecured obligations and:

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

Summarized Results of Operations Data ($ in millions)	Six Months Ended June 30, 2023
Net sales (a)	$795.4
Gross profit (b)	392.9
Net income (c)	$201.2

(a) Includes intercompany sales of $18.2 million for the six months ended June 30, 2023.
(b) Includes intercompany gross profit of $3.8 million for the six months ended June 30, 2023.
(c) Includes intercompany pretax income of $25.7 million for the six months ended June 30, 2023.

Summarized Balance Sheet Data ($ in millions)	June 30, 2023
Assets
Current assets	$403.3
Intercompany receivables	1,472.3
Noncurrent assets	629.5
Total assets	$2,505.1
Liabilities
Current liabilities	$319.4
Intercompany payables	318.6
Noncurrent liabilities	2,477.3
Total liabilities	$3,115.3
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2022 Annual Report on Form 10-K. There were no material changes to this information during the six months ended June 30, 2023.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2022 Annual Report on Form 10-K. There were no material changes during the three months ended June 30, 2023 to the risk factors reported in our 2022 Annual Report on Form 10-K.
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
The following table sets forth our share repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1, 2023 to April 28, 2023	—	$—	—	$410.8
April 29, 2023 to May 26, 2023	1.1	28.55	1.1	378.9
May 27, 2023 to June 30, 2023	—	—	—	378.9
Total	1.1		1.1
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
10.1	Vontier Corporation Amended and Restated Executive Deferred Incentive Plan	8-K	001-39483	10.1	June 13, 2023
10.2	Vontier Corporation Separation Pay Plan for Officers, Key and Senior Executives	8-K	001-39483	10.2	June 13, 2023
19.1	Vontier Corporation Insider Trading Policy	—	—		Filed herewith
22.1	List of Guarantor Subsidiaries	10-K	001-39483	22.1	February 17, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: August 3, 2023	By:	/s/ Anshooman Aga
Anshooman Aga
Senior Vice President and Chief Financial Officer

Date: August 3, 2023	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer