Form 10-Q
period 2023-09-29
Vontier Corp
filed 2023-11-02
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2023, there were 154,327,695 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except per share amounts)

	September 29, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263.6	$204.5
Accounts receivable, less allowance for credit losses of $34.4 million and $34.2 million as of September 29, 2023 and December 31, 2022, respectively	523.9	514.8
Inventories	314.3	346.0
Prepaid expenses and other current assets	149.4	152.8
Equity securities measured at fair value	—	21.3
Current assets held for sale	52.0	145.6
Total current assets	1,303.2	1,385.0
Property, plant and equipment, net	97.8	92.1
Operating lease right-of-use assets	37.9	44.5
Long-term financing receivables, less allowance for credit losses of $32.5 million and $37.7 million as of September 29, 2023 and December 31, 2022, respectively	272.0	249.8
Other intangible assets, net	584.8	649.7
Goodwill	1,721.9	1,738.7
Other assets	204.3	183.5
Total assets	$4,221.9	$4,343.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$6.3	$4.6
Trade accounts payable	352.1	430.9
Current operating lease liabilities	12.4	13.8
Accrued expenses and other current liabilities	467.6	437.6
Current liabilities held for sale	29.3	43.0
Total current liabilities	867.7	929.9
Long-term operating lease liabilities	28.2	34.0
Long-term debt	2,348.2	2,585.7
Other long-term liabilities	212.8	214.2
Total liabilities	3,456.9	3,763.8
Commitments and Contingencies (Note 10)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 170.5 million and 169.7 million shares issued, and 154.4 million and 156.0 million outstanding as of September 29, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost, 16.1 million and 13.7 million shares as of September 29, 2023 and December 31, 2022, respectively	(390.2)	(328.0)
Additional paid-in capital	47.9	27.6
Retained earnings	1,029.8	770.8
Accumulated other comprehensive income	72.0	106.1
Total Vontier stockholders’ equity	759.5	576.5
Noncontrolling interests	5.5	3.0
Total equity	765.0	579.5
Total liabilities and equity	$4,221.9	$4,343.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$765.4	$788.0	$2,306.2	$2,312.5
Cost of sales	(406.4)	(428.1)	(1,246.1)	(1,269.2)
Gross profit	359.0	359.9	1,060.1	1,043.3
Operating costs:
Selling, general and administrative expenses	(177.3)	(174.7)	(542.7)	(517.4)
Research and development expenses	(39.1)	(35.0)	(120.4)	(104.4)
Operating profit	142.6	150.2	397.0	421.5
Non-operating income (expense), net:
Interest expense, net	(22.8)	(17.9)	(70.7)	(46.1)
Gain on sale of business	0.3	—	34.4	—
Gain on previously held equity interests from combination of business	—	—	—	32.7
Unrealized (loss) gain on equity securities measured at fair value	—	(65.8)	—	17.2
Other non-operating (expense) income, net	(0.2)	1.4	(1.6)	1.3
Earnings before income taxes	119.9	67.9	359.1	426.6
Provision for income taxes	(29.3)	(17.8)	(88.4)	(93.0)
Net earnings	$90.6	$50.1	$270.7	$333.6

Net earnings per share:
Basic	$0.59	$0.32	$1.74	$2.07
Diluted	$0.58	$0.32	$1.73	$2.06
Weighted average shares outstanding:
Basic	154.8	158.2	155.3	161.5
Diluted	155.8	158.7	156.1	162.2

Net earnings	$90.6	$50.1	$270.7	$333.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(22.1)	(44.7)	(34.2)	(122.9)
Other adjustments	—	—	0.1	0.2
Total other comprehensive loss, net of income taxes	(22.1)	(44.7)	(34.1)	(122.7)
Comprehensive income	$68.5	$5.4	$236.6	$210.9
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	169.7	$—	13.7	$(328.0)	$27.6	$770.8	$106.1	$3.0	$579.5
Net earnings	—	—	—	—	—	82.8	—	—	82.8
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(3.7)	—	(3.7)
Stock-based compensation expense	—	—	—	—	6.1	—	—	0.7	6.8
Common stock-based award activity, net of shares for tax withholding	0.5	—	—	—	(3.1)	—	—	—	(3.1)
Purchase of treasury stock	—	—	0.9	(18.4)	—	—	—	—	(18.4)
Balance, March 31, 2023	170.2	—	14.6	(346.4)	30.6	849.7	102.4	3.7	640.0
Net earnings	—	—	—	—	—	97.3	—	—	97.3
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(8.3)	—	(8.3)
Stock-based compensation expense	—	—	—	—	7.0	—	—	1.5	8.5
Common stock-based award activity, net of shares for tax withholding	0.1	—	—	—	0.2	—	—	—	0.2
Purchase of treasury stock	—	—	1.1	(32.1)	—	—	—	—	(32.1)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, June 30, 2023	170.3	—	15.7	(378.5)	37.8	943.1	94.1	4.9	701.4
Net earnings	—	—	—	—	—	90.6	—	—	90.6
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(22.1)	—	(22.1)
Stock-based compensation expense	—	—	—	—	7.7	—	—	1.1	8.8
Common stock-based award activity, net of shares for tax withholding	0.2	—	—	—	2.4	—	—	—	2.4
Purchase of treasury stock	—	—	0.4	(11.7)	—	—	—	—	(11.7)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 29, 2023	170.5	$—	16.1	$(390.2)	$47.9	$1,029.8	$72.0	$5.5	$765.0
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (continued)
(in millions, except per share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	169.2	$—	—	$—	$1.5	$386.7	$181.7	$3.8	$573.7
Net earnings	—	—	—	—	—	250.2	—	—	250.2
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation expense	—	—	—	—	6.1	—	—	—	6.1
Common stock-based award activity, net of shares for tax withholding	0.3	—	—	—	(2.0)	—	—	—	(2.0)
Purchase of treasury stock	—	—	8.5	(207.0)	—	(50.0)	—	—	(257.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, April 1, 2022	169.5	—	8.5	(207.0)	5.6	582.9	166.7	3.7	551.9
Net earnings	—	—	—	—	—	33.3	—	—	33.3
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(63.0)	—	(63.0)
Stock-based compensation expense	—	—	—	—	7.0	—	—	—	7.0
Common stock-based award activity, net of shares for tax withholding	—	—	—	—	0.2	—	—	—	0.2
Purchase of treasury stock	—	—	2.3	(71.0)	—	50.0	—	—	(21.0)
Change in noncontrolling interests and other	—	—	—	—	—	(1.4)	—	(0.3)	(1.7)
Balance, July 1, 2022	169.5	—	10.8	(278.0)	12.8	660.8	103.7	3.4	502.7
Net earnings	—	—	—	—	—	50.1	—	—	50.1
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(44.7)	—	(44.7)
Stock-based compensation expense	—	—	—	—	5.9	—	—	—	5.9
Common stock-based award activity, net of shares for tax withholding	0.1	—	—	—	0.7	—	—	—	0.7
Purchase of treasury stock	—	—	0.8	(10.0)	—	—	—	—	(10.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance, September 30, 2022	169.6	$—	11.6	$(288.0)	$19.4	$706.9	$59.0	$2.7	$500.0
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net earnings	$270.7	$333.6
Non-cash items:
Depreciation and amortization expense	93.8	86.8
Stock-based compensation expense	24.1	19.0
Amortization of debt issuance costs	2.9	2.5
Amortization of acquisition-related inventory fair value step-up	1.3	—
Loss (gain) on equity investments	1.0	(2.8)
Gain on sale of business	(34.4)	—
Gain on sale of property	(2.8)	—
Gain on previously held equity interests from combination of business	—	(32.7)
Unrealized gain on equity securities measured at fair value	—	(17.4)
Impairment charges	—	2.1
Change in deferred income taxes	(16.1)	(16.8)
Change in accounts receivable and long-term financing receivables, net	(33.6)	(76.1)
Change in other operating assets and liabilities	(16.8)	(158.4)
Net cash provided by operating activities	290.1	139.8
Cash flows from investing activities:
Proceeds from sale of business, net of cash provided	107.5	—
Cash paid for acquisitions, net of cash received	—	(277.1)
Payments for additions to property, plant and equipment	(43.5)	(43.0)
Proceeds from sale of property	4.3	0.2
Cash paid for equity investments	(2.7)	(11.3)
Proceeds from sale of equity securities	20.4	5.1
Net cash provided by (used in) investing activities	86.0	(326.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	235.0
Repayment of long-term debt	(240.0)	(185.0)
Net proceeds from short-term borrowings	1.4	3.6
Payments of common stock cash dividend	(11.7)	(12.0)
Purchases of treasury stock	(61.6)	(288.0)
Proceeds from stock option exercises	6.0	1.3
Other financing activities	(7.4)	(3.8)
Net cash used in financing activities	(313.3)	(248.9)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	(15.7)
Net change in cash and cash equivalents	59.1	(450.9)
Beginning balance of cash and cash equivalents	204.5	572.6
Ending balance of cash and cash equivalents	$263.6	$121.7
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Nature of Business
Vontier Corporation (“Vontier” or the “Company”) is a global industrial technology company uniting productivity, automation and multi-energy technologies to meet the needs of a rapidly evolving, more connected mobility ecosystem. As of September 29, 2023, the Company operates through three reportable segments which align to the Company’s three operating segments: (i) Mobility Technologies, which provides digitally enabled equipment and solutions to support efficient operations across the mobility ecosystem, including point-of-sale and payment systems, workflow automation solutions, telematics, data analytics, software platform for electric vehicle charging networks, and integrated solutions for alternative fuel dispensing; (ii) Repair Solutions, which manufactures and distributes aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a network of mobile franchisees; and (iii) Environmental & Fueling Solutions, which provides environmental and fueling hardware and software, and aftermarket solutions for global fueling infrastructure.
Basis of Presentation and Unaudited Interim Financial Information
The accompanying Consolidated Condensed Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are unaudited.
The interim Consolidated Condensed Financial Statements include the accounts of Vontier and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated Condensed Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of operations, therefore, net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in the Company’s Consolidated Condensed Statements of Earnings and Comprehensive Income. Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.
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

Recently Adopted Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 became effective for the Company’s annual and interim periods beginning on January 1, 2023. The Company has disclosed current-period gross write-offs in Note 3. Financing and Trade Receivables, while the other provisions of ASU 2022-02 did not have a material impact on the Company’s financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and in January 2021 issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of ASU 2020-04 from December 31, 2022 to December 31, 2024. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-bank Offered Rate (“LIBOR”) which is being phased out, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. The Company has transitioned all debt that historically referenced LIBOR to alternate reference rates, utilizing certain practical expedients to account for the modifications prospectively.

NOTE 2. ACQUISITIONS

The Company did not complete any acquisitions during the nine months ended September 29, 2023.

During the nine months ended September 30, 2022, the Company completed the acquisition of Driivz Ltd. (“Driivz”) and Invenco Group Ltd. (“Invenco”), which are further discussed below, and acquired all of the outstanding equity interests in two other businesses.

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

The carrying value of the Company’s approximately 19% interest in Driivz prior to the acquisition was $10.3 million, which historically was carried at cost. In connection with the acquisition, this investment was remeasured to a fair value of $43.0 million resulting in the recognition of an aggregate noncash gain of $32.7 million during the nine months ended September 30, 2022, which was included in Gain on previously held equity interests from combination of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income.

The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to Driivz as it did not have a material effect on the Company’s results. Driivz is presented in the Company’s Mobility Technologies segment.

Invenco

On August 31, 2022, the Company acquired all of the outstanding equity interests of Invenco for $83.1 million, net of cash received. The purchase price includes contingent consideration initially measured at $6.1 million, which can reach up to $100.0 million based on achieving certain revenue targets. Invenco, which is based in New Zealand, is a global provider of self-service payment and microservice solutions with a range of products including outdoor payment terminals, electronic payment servers, payment switches, and cloud services. The acquisition of Invenco further advances the Company’s portfolio diversification and accelerates its digital strategy.

The acquisition of Invenco was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The final purchase price allocation was as follows: (i) $35.7 million to definite-lived intangible assets consisting of developed technology, customer relationships and a trade name with a weighted average amortization period of approximately five years, (ii) $33.0 million to goodwill and (iii) $14.4 million to other net assets. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The majority of the goodwill derived from this acquisition is not deductible for tax purposes. The Company recorded certain adjustments to the preliminary purchase price allocation during the measurement period resulting in a net increase of $5.7 million to goodwill.

The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to Invenco as it did not have a material effect on the Company’s results. Invenco is presented in the Company’s Mobility Technologies segment.
NOTE 3. FINANCING AND TRADE RECEIVABLES
The Company’s financing receivables are comprised of commercial purchase security agreements with the Company’s end customers (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”) in the Repair Solutions segment. Financing receivables are generally secured by the underlying tools and equipment financed.
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets and was insignificant as of September 29, 2023 and December 31, 2022.
The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	September 29, 2023	December 31, 2022
Gross current financing receivables:
PSAs	$98.3	$96.6
Franchisee Notes	21.7	18.4
Current financing receivables, gross	$120.0	$115.0

Allowance for credit losses:
PSAs	$13.8	$13.1
Franchisee Notes	7.0	6.5
Total allowance for credit losses	$20.8	$19.6

Net current financing receivables:
PSAs, net	$84.5	$83.5
Franchisee Notes, net	14.7	11.9
Total current financing receivables, net	$99.2	$95.4

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	September 29, 2023	December 31, 2022
Gross long-term financing receivables:
PSAs	$240.2	$224.0
Franchisee Notes	64.3	63.5
Long-term financing receivables, gross	$304.5	$287.5

Allowance for credit losses:
PSAs	$27.5	$32.4
Franchisee Notes	5.0	5.3
Total allowance for credit losses	$32.5	$37.7

Net long-term financing receivables:
PSAs, net	$212.7	$191.6
Franchisee Notes, net	59.3	58.2
Total long-term financing receivables, net	$272.0	$249.8

As of September 29, 2023 and December 31, 2022, the net unamortized discount on our financing receivables was $18.1 million and $16.8 million, respectively.
Credit score and distributor tenure are the primary indicators of credit quality for the Company’s financing receivables. The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the nine months ended September 29, 2023, is as follows:

($ in millions)	2023	2022	2021	2020	2019	Prior	Total
PSAs
Credit Score:
Less than 400	$13.6	$8.5	$4.5	$2.1	$0.8	$—	$29.5
400-599	22.0	15.0	7.6	3.9	1.4	0.2	50.1
600-799	47.0	30.1	16.6	7.9	2.5	0.6	104.7
800+	75.5	45.1	20.8	9.7	2.7	0.4	154.2
Total PSAs	$158.1	$98.7	$49.5	$23.6	$7.4	$1.2	$338.5

Franchisee Notes
Active distributors	$17.6	$19.4	$15.2	$7.9	$5.6	$6.7	$72.4
Separated distributors	0.1	0.9	3.1	2.5	2.2	4.8	13.6
Total Franchisee Notes	$17.7	$20.3	$18.3	$10.4	$7.8	$11.5	$86.0

Current Period Gross Write-offs
PSAs	$0.9	$11.2	$8.3	$4.6	$2.0	$1.1	$28.1
Franchisee Notes	—	0.7	0.8	0.3	0.4	0.2	2.4
Total current period gross write-offs	$0.9	$11.9	$9.1	$4.9	$2.4	$1.3	$30.5

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
September 29, 2023	$3.5	$1.8	$6.8	$12.1	$326.4	$338.5	$6.8
December 31, 2022	3.6	1.8	6.9	12.3	308.3	320.6	6.9
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of September 29, 2023 and December 31, 2022.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	September 29, 2023
($ in millions)	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$45.5	$11.8	$57.3
Provision for credit losses	22.2	2.3	24.5
Write-offs	(28.1)	(2.4)	(30.5)
Recoveries of amounts previously charged off	1.7	0.3	2.0
Allowance for credit losses, end of period	$41.3	$12.0	$53.3

Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables, excluding financing receivables, and the Company’s trade accounts receivable cost basis as of:

($ in millions)	September 29, 2023
Cost basis of trade accounts receivable	$438.3

Allowance for credit losses balance, beginning of year	14.6
Provision for credit losses	4.2
Write-offs	(4.8)
Foreign currency and other	(0.4)
Allowance for credit losses balance, end of period	13.6
Net trade accounts receivable balance	$424.7
NOTE 4. INVENTORIES
The classes of inventory as of September 29, 2023 and December 31, 2022 are summarized as follows:

($ in millions)	September 29, 2023	December 31, 2022
Finished goods	$128.7	$136.6
Work in process	20.5	34.8
Raw materials	165.1	174.6
Total	$314.3	$346.0
NOTE 5. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	September 29, 2023	December 31, 2022
Short-term borrowings:
Short-term borrowings and bank overdrafts	$6.3	$4.6

Long-term debt:
Three-Year Term Loans due 2024	$160.0	$400.0
Three-Year Term Loans due 2025	600.0	600.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2026	—	—
Total long-term debt	2,360.0	2,600.0
Less: discounts and debt issuance costs	(11.8)	(14.3)
Total long-term debt, net	$2,348.2	$2,585.7
The Company’s long-term debt requires, among others, that the Company maintains certain financial covenants, and the Company was in compliance with all of these covenants as of September 29, 2023.
Credit Facilities
Revolving Credit Facility

The Revolving Credit Facility bears interest at a variable rate equal to SOFR plus an 11.4 basis points SOFR adjustment, plus a ratings-based margin which was 117.5 basis points as of September 29, 2023. As of September 29, 2023, there were no borrowings outstanding and $750.0 million of borrowing capacity under the Revolving Credit Facility.

Three-Year Term Loans Due 2024

The Three-Year Term Loans Due 2024, which mature on October 28, 2024, bear interest at a variable rate equal to SOFR plus an 11.4 basis points SOFR adjustment, plus a ratings-based margin which was 112.5 basis points as of September 29, 2023. The interest rate was 6.56% per annum as of September 29, 2023. The Company is not obligated to make repayments prior to the maturity date, but did voluntarily repay $75.0 million and $240.0 million during the three and nine months ended September 29, 2023, respectively. The Company is not permitted to re-borrow once repayment is made. There was no material difference between the carrying value and the estimated fair value of the debt outstanding as of September 29, 2023.
Three-Year Term Loans Due 2025
The Three-Year Term Loans Due 2025 (together with the Three-Year Term Loans Due 2024, the “Term Loans”) bear interest at a variable rate equal to SOFR plus a 10.0 basis points credit spread adjustment plus a ratings-based margin which was 125.0 basis points as of September 29, 2023. The interest rate was 6.67% per annum as of September 29, 2023. As of September 29, 2023, there was no material difference between the carrying value and the estimated fair value of the debt outstanding.
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
The estimated fair value of the Registered Notes was $1.3 billion as of September 29, 2023. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
As of September 29, 2023, certain of the Company’s businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings on the Consolidated Condensed Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings on the Consolidated Condensed Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of September 29, 2023.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (b)		Total
For the Three Months Ended September 29, 2023:
Balance, June 30, 2023	$95.7	$(1.6)		$94.1
Other comprehensive loss before reclassifications, net of income taxes	(22.1)	—		(22.1)
Net current period other comprehensive loss, net of income taxes	(22.1)	—		(22.1)
Balance, September 29, 2023	$73.6	$(1.6)		$72.0

For the Three Months Ended September 30, 2022:
Balance, July 1, 2022	$106.7	$(3.0)		$103.7
Other comprehensive loss before reclassifications, net of income taxes	(44.7)	—		(44.7)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1	(a)	0.1
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	—		—
Net current period other comprehensive loss, net of income taxes	(44.7)	—		(44.7)
Balance, September 30, 2022	$62.0	$(3.0)		$59.0

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.

($ in millions)	Foreign Currency Translation Adjustments		Other Adjustments (b)		Total
For the Nine Months Ended September 29, 2023:
Balance, December 31, 2022	$107.8		$(1.7)		$106.1
Other comprehensive loss before reclassifications, net of income taxes	(34.5)		—		(34.5)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	0.3	(c)	—		0.3
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	0.3		0.1		0.4
Net current period other comprehensive (loss) income, net of income taxes	(34.2)		0.1		(34.1)
Balance, September 29, 2023	$73.6		$(1.6)		$72.0

For the Nine Months Ended September 30, 2022:
Balance, December 31, 2021	$184.9		$(3.2)		$181.7
Other comprehensive loss before reclassifications, net of income taxes	(122.9)		—		(122.9)
Amounts reclassified from accumulated other comprehensive income:
Increase	—		0.3	(a)	0.3
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—		0.2		0.2
Net current period other comprehensive (loss) income, net of income taxes	(122.9)		0.2		(122.7)
Balance, September 30, 2022	$62.0		$(3.0)		$59.0

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) Reclassified to Gain on sale of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income.
NOTE 7. SALES
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $7.1 million and $12.3 million as of September 29, 2023 and December 31, 2022, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
The Company incurs direct incremental costs to obtain certain contracts, typically costs associated with assets used by our customers in certain service arrangements and sales-related commissions. As of September 29, 2023 and December 31, 2022, the Company had $86.6 million and $88.6 million, respectively, in net revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets.
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

The Company’s contract liabilities consisted of the following:

($ in millions)	September 29, 2023	December 31, 2022
Deferred revenue, current	$140.0	$135.2
Deferred revenue, noncurrent	49.2	48.7
Total contract liabilities	$189.2	$183.9
During the three and nine months ended September 29, 2023, the Company recognized $15.8 million and $96.4 million of revenue related to the Company’s contract liabilities at December 31, 2022, respectively. The change in contract liabilities from December 31, 2022 to September 29, 2023 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm, noncancelable orders and the annual contract value for software-as-a-service contracts with an original duration greater than one year for which work has not been performed. The Company has excluded performance obligations with an original expected duration of one year or less. Remaining performance obligations as of September 29, 2023 were $397.4 million, the majority of which are related to the annual contract value for software-as-a-service contracts. The Company expects approximately 40 percent of the remaining performance obligations will be fulfilled within the next two years, 70 percent within the next three years, and substantially all within four years.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by sales of products and services and geographic location for each of our reportable segments, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows for the three months ended September 29, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$215.3	$159.5	$290.9	$20.1	$685.8
Sales of services	32.4	0.7	40.7	5.8	79.6
Total	$247.7	$160.2	$331.6	$25.9	$765.4

Geographic:
North America (a)	$173.8	$160.2	$205.8	$25.6	$565.4
Western Europe	22.1	—	38.6	—	60.7
High growth markets	32.2	—	74.0	0.3	106.5
Rest of world	19.6	—	13.2	—	32.8
Total	$247.7	$160.2	$331.6	$25.9	$765.4
(a) Includes total sales in the United States of $543.1 million.

Disaggregation of revenue was as follows for the three months ended September 30, 2022:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$198.3	$152.2	$325.9	$31.3	$707.7
Sales of services	30.2	0.5	42.6	7.0	80.3
Total	$228.5	$152.7	$368.5	$38.3	$788.0

Geographic:
North America (a)	$168.2	$152.7	$244.6	$37.7	$603.2
Western Europe	15.0	—	33.3	—	48.3
High growth markets	26.3	—	74.8	0.4	101.5
Rest of world	19.0	—	15.8	0.2	35.0
Total	$228.5	$152.7	$368.5	$38.3	$788.0
(a) Includes total sales in the United States of $567.4 million.
Disaggregation of revenue was as follows for the nine months ended September 29, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$637.6	$498.2	$859.0	$69.9	$2,064.7
Sales of services	94.8	1.8	125.7	19.2	241.5
Total	$732.4	$500.0	$984.7	$89.1	$2,306.2

Geographic:
North America (a)	$508.8	$500.0	$611.2	$87.8	$1,707.8
Western Europe	66.1	—	121.7	—	187.8
High growth markets	97.8	—	210.5	1.3	309.6
Rest of world	59.7	—	41.3	—	101.0
Total	$732.4	$500.0	$984.7	$89.1	$2,306.2
(a) Includes total sales in the United States of $1,613.4 million.
Disaggregation of revenue was as follows for the nine months ended September 30, 2022:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$560.6	$465.1	$948.6	$106.2	$2,080.5
Sales of services	86.1	1.7	123.4	20.8	232.0
Total	$646.7	$466.8	$1,072.0	$127.0	$2,312.5

Geographic:
North America (a)	$463.0	$466.8	$691.7	$125.0	$1,746.5
Western Europe	55.7	—	112.4	—	168.1
High growth markets	73.3	—	224.3	1.8	299.4
Rest of world	54.7	—	43.6	0.2	98.5
Total	$646.7	$466.8	$1,072.0	$127.0	$2,312.5
(a) Includes total sales in the United States of $1,672.4 million.

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 29, 2023 was 24.4% and 24.6%, respectively, as compared to 26.2% and 21.8% for the three and nine months ended September 30, 2022, respectively. The decrease in the effective tax rate for the three months ended September 29, 2023 as compared to the comparable period in the prior year was primarily due to a loss from the sale of equity securities measured at fair value in the prior year. The increase in the effective tax rate for the nine months ended September 29, 2023 as compared to the comparable period in the prior year was primarily due to non-taxable income related to our previously held equity interest in Driivz in the prior year.

The Company’s effective tax rate for the three and nine months ended September 29, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate. The Company’s effective tax rate for the three and nine months ended September 30, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate, which for the nine months ended September 30, 2022, was offset by non-taxable income related to the Company’s previously held equity interest in Driivz.
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

Prior period segment results have been presented in conformity with the Company’s new reportable segments. Segment results for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales:
Mobility Technologies	$247.7	$228.5	$732.4	$646.7
Repair Solutions(a)	160.2	152.7	500.0	466.8
Environmental & Fueling Solutions	331.6	368.5	984.7	1,072.0
Other	25.9	38.3	89.1	127.0
Total	$765.4	$788.0	$2,306.2	$2,312.5

Segment operating profit:
Mobility Technologies	$51.4	$54.8	$144.0	$138.5
Repair Solutions(b)	43.3	48.6	132.2	137.2
Environmental & Fueling Solutions	95.7	104.3	271.6	284.8
Other	2.2	1.5	8.2	9.8
Segment operating profit	192.6	209.2	556.0	570.3
Corporate & other unallocated costs(b)	(50.0)	(59.0)	(159.0)	(148.8)
Operating profit	142.6	150.2	397.0	421.5
Interest expense, net	(22.8)	(17.9)	(70.7)	(46.1)
Gain on sale of business	0.3	—	34.4	—
Gain on previously held equity interests from combination of business	—	—	—	32.7
Unrealized (loss) gain on equity securities measured at fair value	—	(65.8)	—	17.2
Other non-operating (expense) income, net	(0.2)	1.4	(1.6)	1.3
Earnings before income taxes	$119.9	$67.9	$359.1	$426.6

Depreciation expense:
Mobility Technologies	$8.3	$5.8	$21.2	$16.5
Repair Solutions	0.5	0.4	1.4	1.2
Environmental & Fueling Solutions	1.9	3.2	9.3	10.4
Other	—	—	—	0.9
Corporate	0.3	0.4	0.8	0.8
Total	$11.0	$9.8	$32.7	$29.8
(a) Includes interest income related to financing receivables of $19.7 million, $17.9 million, $58.5 million and $54.5 million for the three and nine months ended September 29, 2023 and September 30, 2022, respectively.
(b) Includes the Repair Solutions Capital Charge of $10.5 million, $10.0 million, $31.0 million and $29.8 million for the three and nine months ended September 29, 2023 and September 30, 2022, respectively.
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

The following is a rollforward of the Company’s accrued warranty liability:

($ in millions)
Balance, December 31, 2022	$43.0
Accruals for warranties issued during the period	27.8
Settlements made	(25.1)
Effect of foreign currency translation	(0.2)
Balance, September 29, 2023	$45.5
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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of:

($ in millions)	Classification	September 29, 2023	December 31, 2022
Gross liabilities
Current	Accrued expenses and other current liabilities	$26.2	$27.1
Long-term	Other long-term liabilities	76.7	78.1
Total		102.9	105.2

Projected insurance recoveries
Current	Prepaid expenses and other current assets	17.4	21.2
Long-term	Other assets	47.4	47.4
Total		$64.8	$68.6

Guarantees

As of September 29, 2023 and December 31, 2022, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $81.0 million and $84.0 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, they would not have a material effect on the financial statements.
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
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 29, 2023
Contingent consideration liabilities	$—	$—	$9.3	$9.3
Deferred compensation liabilities	4.5	—	—	4.5
December 31, 2022
Equity securities measured at fair value	$21.3	$—	$—	$21.3
Contingent consideration liabilities	—	—	11.6	11.6
Deferred compensation liabilities	—	5.1	—	5.1
Equity Securities
The Company held a minority interest in Tritium Holdings Pty, Ltd (“Tritium”) which historically was recorded at cost in Other assets on the Consolidated Condensed Balance Sheets. On January 13, 2022, Tritium announced that it completed a business combination with Decarbonization Plus Acquisition Corporation II to make Tritium a publicly listed company on NASDAQ under the symbol “DCFC”. Once Tritium became publicly traded, the Company recorded its investment at fair value in Equity securities measured at fair value on the Consolidated Condensed Balance Sheets with changes in the value recorded in Unrealized (loss) gain on equity securities measured at fair value on the Consolidated Condensed Statements of Earnings and Comprehensive Income and Unrealized gain on equity securities measured at fair value on the Consolidated Condensed Statements of Cash Flows.
During the first quarter of 2023, the Company sold its remaining interest in Tritium and recognized a loss of $0.9 million, which is presented in Other non-operating (expense) income, net on the Consolidated Condensed Statements of Earnings and Comprehensive Income and Loss (gain) on equity investments on the Consolidated Condensed Statements of Cash Flows for the nine months ended September 29, 2023.
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
As of September 29, 2023, assets carried on the balance sheet and not remeasured to fair value on a recurring basis included $1.7 billion of goodwill and $584.8 million of identifiable intangible assets, net.

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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator:
Net earnings	$90.6	$50.1	$270.7	$333.6

Denominator:
Basic weighted average common shares outstanding	154.8	158.2	155.3	161.5
Effect of dilutive stock options and RSUs	1.0	0.5	0.8	0.7
Diluted weighted average common shares outstanding	155.8	158.7	156.1	162.2

Earnings per share:
Basic	$0.59	$0.32	$1.74	$2.07
Diluted	$0.58	$0.32	$1.73	$2.06

Anti-dilutive shares	1.7	3.4	2.3	3.3

Share Repurchase Program

On May 24, 2022, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021, bringing the total amount authorized for future share repurchases to $500.0 million. Under the share repurchase program, the Company may purchase shares of common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use prearranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The share repurchase program may be suspended or discontinued at any time and has no expiration date.

The Company repurchased 0.4 million of the Company’s shares for $11.6 million through open market transactions at an average price per share of $30.00 during the three months ended September 29, 2023 and 2.4 million of the Company’s shares for $61.6 million through open market transactions at an average price per share of $26.00 during the nine months ended September 29, 2023. As of September 29, 2023, the Company has remaining authorization to repurchase $367.3 million of its common stock under the share repurchase program.

NOTE 13. DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Global Traffic Technologies
On April 14, 2023, the Company completed the sale of Global Traffic Technologies for $108.4 million. The Company finalized customary working capital adjustments during the three months ended September 29, 2023. As a result of the transaction, the Company recognized a gain of $0.3 million and $34.4 million during the three and nine months ended September 29, 2023, respectively, which are presented in Gain on sale of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income. There is a transition services agreement (the “TSA”) in place between the Company and Global Traffic Technologies which sets forth the terms and conditions pursuant to which the Company will provide certain services to Global Traffic Technologies. Receipts related to the TSA were insignificant for the three and nine months ended September 29, 2023. The operations of Global Traffic Technologies did not meet the criteria to be presented as discontinued operations.

Coats (Hennessy)

During the three months ended July 1, 2022, the Company reached the strategic decision to exit its Coats (Hennessy) business. The Company determined that the associated assets and liabilities met the held for sale accounting criteria and Coats (Hennessy) was classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Condensed Balance Sheets as of September 29, 2023. The operations of Coats (Hennessy) did not meet the criteria to be presented as discontinued operations.

The assets and liabilities were measured at the lower of fair value less costs to sell or the carrying value. The following table summarizes the carrying amounts of major classes of assets and liabilities of Coats (Hennessy) as of September 29, 2023 (in millions):

ASSETS
Accounts receivable, less allowance for credit losses	$18.1
Inventories	12.8
Prepaid expenses and other current assets	0.7
Property, plant and equipment, net	4.5
Operating lease right-of-use assets	0.2
Goodwill	15.7
Total assets held for sale	$52.0
LIABILITIES
Trade accounts payable	$14.3
Current operating lease liabilities	0.2
Accrued expenses and other current liabilities	8.2
Other long-term liabilities	6.6
Total liabilities held for sale	$29.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and our Consolidated Condensed Financial Statements as of and for the three and nine months ended September 29, 2023 included in this Form 10-Q.
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
•As of September 29, 2023, we have outstanding indebtedness of approximately $2.4 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
OVERVIEW
General
Vontier Corporation (“Vontier,” the “Company,” “we,” “us,” or “our”) is a global industrial technology company uniting productivity, automation and multi-energy technologies to meet the needs of a rapidly evolving, more connected mobility ecosystem. Leveraging leading market positions, decades of domain expertise and unparalleled portfolio breadth, Vontier enables the way the world moves, delivering smart, safe and sustainable solutions to our customers and the planet. Vontier has a culture of continuous improvement and innovation built upon the foundation of the Vontier Business System and embraced by colleagues worldwide.
Segments
In the first quarter of 2023, we realigned our internal organization to align with our strategy, resulting in changes to our operating segments. Historically, we operated through one reportable segment comprised of two operating segments: (i) Mobility Technologies and (ii) Diagnostics and Repair Technologies. Subsequent to the realignment, we now operate through three reportable segments which align to our three operating segments: (i) Mobility Technologies, which provides digitally enabled equipment and solutions to support efficient operations across the mobility ecosystem, including point-of-sale and payment systems, workflow automation solutions, telematics, data analytics, software platform for electric vehicle charging networks, and integrated solutions for alternative fuel dispensing; (ii) Repair Solutions, which manufactures and distributes aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a network of mobile franchisees; and (iii) Environmental & Fueling Solutions, which provides environmental and fueling hardware and software, and aftermarket solutions for global fueling infrastructure.

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
Outlook

We expect overall sales and core sales to decline on a year-over-year basis in 2023 due to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payments systems based on the Europay, MasterCard and Visa (“EMV”) global standards. Excluding this impact, we expect core sales to increase high-single digits. Our outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chain including the availability of electronic components, the impact of international conflicts, including Russia-Ukraine and Israel-Hamas, market conditions in key end product segments, and the impact of energy disruption in Europe. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” above.

We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including monetary and fiscal policies, changes in the banking system, international trade and relations between the U.S., China and other nations, and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development (the “OECD”). We also continue to monitor the Russia-Ukraine and Israel-Hamas conflicts and the impact on our business and operations. As of the filing date of this report, we do not believe they are material.
RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$765.4	$788.0	$2,306.2	$2,312.5
Cost of sales	(406.4)	(428.1)	(1,246.1)	(1,269.2)
Gross profit	359.0	359.9	1,060.1	1,043.3
Operating costs:
Selling, general and administrative expenses ("SG&A")	(177.3)	(174.7)	(542.7)	(517.4)
Research and development expenses ("R&D")	(39.1)	(35.0)	(120.4)	(104.4)
Operating profit	$142.6	$150.2	$397.0	$421.5

Gross profit as a % of sales	46.9%	45.7%	46.0%	45.1%
SG&A as a % of sales	23.2%	22.2%	23.5%	22.4%
R&D as a % of sales	5.1%	4.4%	5.2%	4.5%
Operating profit as a % of sales	18.6%	19.1%	17.2%	18.2%
Sales
The components of our consolidated sales growth were as follows for the periods indicated:

	% Change Three Months Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Months Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	(2.9)%	(0.3)%
Core sales (Non-GAAP)	(2.6)%	(0.2)%
Acquisitions and divestitures (Non-GAAP)	(0.2)%	0.8%
Currency exchange rates (Non-GAAP)	(0.1)%	(0.9)%

Sales for each of our segments were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Mobility Technologies	$247.7	$228.5	$732.4	$646.7
Repair Solutions	160.2	152.7	500.0	466.8
Environmental & Fueling Solutions	331.6	368.5	984.7	1,072.0
Other	25.9	38.3	89.1	127.0
Total	$765.4	$788.0	$2,306.2	$2,312.5
Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

	% Change Three Months Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Months Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	8.4%	13.3%
Core sales (Non-GAAP)	4.1%	6.8%
Acquisitions (Non-GAAP)	4.8%	7.9%
Currency exchange rates (Non-GAAP)	(0.5)%	(1.4)%
Total sales within our Mobility Technologies segment increased 8.4% during the three months ended September 29, 2023, as compared to the comparable period in 2022, driven by a 4.1% increase in core sales and a 4.8% increase from our recent acquisitions, partially offset by a 0.5% decrease due to the impact of currency translation. The increase in core sales was primarily due to solid demand in our car wash technologies and alternative energy solutions.
Total sales within our Mobility Technologies segment increased 13.3% during the nine months ended September 29, 2023, as compared to the comparable period in 2022, driven by a 6.8% increase in core sales and a 7.9% increase from our recent acquisitions, partially offset by a 1.4% decrease due to the impact of currency translation. The increase in core sales was primarily due to solid demand in our car wash technologies and alternative energy solutions.
Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Months Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	4.9%	7.1%
Core sales (Non-GAAP)	5.0%	7.2%
Acquisitions (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	(0.1)%	(0.1)%

Total sales and core sales within our Repair Solutions segment increased 4.9% and 5.0%, respectively, during the three months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to strong demand in the tool storage and powered tools product categories.
Total sales and core sales within our Repair Solutions segment increased 7.1% and 7.2%, respectively, during the nine months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to strong demand in the tool storage, hardline and powered tools product categories.

Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Months Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	(10.0)%	(8.1)%
Core sales (Non-GAAP)	(10.3)%	(7.2)%
Acquisitions (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	0.3%	(0.9)%

Total sales within our Environmental & Fueling Solutions segment decreased 10.0% during the three months ended September 29, 2023, as compared to the comparable period in 2022, driven primarily by a 10.3% decrease in core sales, partially offset by a 0.3% increase due to the impact of currency translation. The decrease in core sales was primarily due to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payments systems based on the EMV global standards, partially offset by strong demand for U.S. fuel dispenser systems and environmental products, globally.

Total sales within our Environmental & Fueling Solutions segment decreased 8.1% during the nine months ended September 29, 2023, as compared to the comparable period in 2022, driven primarily by a 7.2% decrease in core sales and a 0.9% decrease due to the impact of currency translation. The decrease in core sales was primarily due to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payments systems based on the EMV global standards, partially offset by strong demand for U.S. fuel dispenser systems, aftermarket parts and environmental products, globally.
Cost of Sales

Cost of sales decreased $21.7 million, or 5.1%, for the three months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to the decrease in sales in our Environmental & Fueling Solutions segment, as discussed above, and cost optimization, partially offset by increased costs due to inflationary pressures.

Cost of sales decreased $23.1 million, or 1.8%, for the nine months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to the decrease in sales in our Environmental & Fueling Solutions segment, as discussed above, and cost optimization, partially offset by the impact of recent acquisitions as well as increased costs due to inflationary pressures.

Gross Profit

Gross profit decreased $0.9 million, or 0.3%, during the three months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to increased costs due to inflationary pressures, partially offset by cost optimization and the net impact of the Company’s price increases. Gross profit margin increased 120 basis points during the three months ended September 29, 2023, as compared to the comparable period in 2022.

Gross profit increased $16.8 million, or 1.6%, during the nine months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to cost optimization, the net impact of the Company’s price increases and our recent acquisitions, partially offset by increased costs due to inflationary pressures. Gross profit margin increased 90 basis points during the nine months ended September 29, 2023, as compared to the comparable period in 2022.

Operating Costs and Other Expenses

SG&A expenses increased $2.6 million, or 1.5%, during the three months ended September 29, 2023, as compared to the comparable period in 2022, and as a percentage of sales, increased 100 basis points during the same period, primarily due to an increase in variable and stock-based compensation expense and the impact of reserve-related adjustments to the Repair Solutions receivables portfolio, partially offset by a decrease in transaction and deal-related costs.

SG&A expenses increased $25.3 million, or 4.9%, during the nine months ended September 29, 2023, as compared to the comparable period in 2022, and as a percentage of sales, increased 110 basis points during the same period, primarily due to an increase in costs associated with restructuring activities, variable and stock-based compensation expense and SG&A expenses, including intangible asset amortization, from our recent acquisitions, and the impact of reserve-related adjustments to the Repair Solutions receivables portfolio, partially offset by a decrease in transaction and deal-related costs.

R&D expenses, consisting principally of internal and contract engineering personnel costs, increased $4.1 million, or 11.7%, during the three months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to continued growth investments in our Mobility Technologies segment. R&D expenses as a percentage of sales increased 70 basis points during the three months ended September 29, 2023, as compared to the comparable period in 2022.

R&D expenses increased $16.0 million, or 15.3%, during the nine months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to the impact of our recent acquisitions and continued growth investments in our Mobility Technologies segment. R&D expenses as a percentage of sales increased 70 basis points during the nine months ended September 29, 2023, as compared to the comparable period in 2022.

Operating Profit
Operating profit decreased $7.6 million, or 5.1%, during the three months ended September 29, 2023, as compared to the comparable period in 2022, and operating profit margins decreased 50 basis points during the same period.
Operating profit decreased $24.5 million, or 5.8%, during the nine months ended September 29, 2023, as compared to the comparable period in 2022, and operating profit margins decreased 100 basis points during the same period.
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
Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
($ in millions)	September 29, 2023	Margin	September 30, 2022	Margin	September 29, 2023	Margin	September 30, 2022	Margin
Mobility Technologies	$51.4	20.8%	$54.8	24.0%	$144.0	19.7%	$138.5	21.4%
Repair Solutions	43.3	27.0	48.6	31.8	132.2	26.4	137.2	29.4
Environmental & Fueling Solutions	95.7	28.9	104.3	28.3	271.6	27.6	284.8	26.6
Other	2.2	8.5	1.5	3.9	8.2	9.2	9.8	7.7
Segment operating profit	192.6	25.2	209.2	26.5	556.0	24.1	570.3	24.7
Corporate & other unallocated costs(a)	(50.0)	(6.6)	(59.0)	(7.4)	(159.0)	(6.9)	(148.8)	(6.5)
Total operating profit	$142.6	18.6%	$150.2	19.1%	$397.0	17.2%	$421.5	18.2%
(a) Margin for corporate & other unallocated costs is presented as a percentage of total sales.
Mobility Technologies
Segment operating profit for our Mobility Technologies segment decreased $3.4 million, or 6.2%, during the three months ended September 29, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 320 basis points during the same period. The decrease in segment operating profit margin was primarily due to continued growth investment.
Segment operating profit for our Mobility Technologies segment increased $5.5 million, or 4.0%, during the nine months ended September 29, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 170 basis points during the same period. The decrease in segment operating profit margin was primarily due to a change in the mix of products sold, due to recent acquisitions, and continued growth investment.
Repair Solutions
Segment operating profit for our Repair Solutions segment decreased $5.3 million, or 10.9%, during the three months ended September 29, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 480 basis points during the same period. The decrease in segment operating profit margin was primarily due to the impact of reserve-related adjustments to the receivables portfolio and a tariff benefit during 2022.

Segment operating profit for our Repair Solutions segment decreased $5.0 million, or 3.6%, during the nine months ended September 29, 2023, as compared to the comparable period in 2022, and segment operating profit margin decreased 300 basis points during the same period. The decrease in segment operating profit margin was primarily due to the impact of reserve-related adjustments to the receivables portfolio.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment decreased $8.6 million, or 8.2%, during the three months ended September 29, 2023, as compared to the comparable period in 2022, and segment operating profit margin increased 60 basis points during the same period. The increase in segment operating profit margin was primarily due to cost savings from restructuring activities and continued price-cost benefits.
Segment operating profit for our Environmental & Fueling Solutions segment decreased $13.2 million, or 4.6%, during the nine months ended September 29, 2023, as compared to the comparable period in 2022, and segment operating profit margin increased 100 basis points during the same period. The increase in segment operating profit margin was primarily due to cost savings from restructuring activities and continued price-cost benefits.
Corporate & Other Unallocated Costs
Corporate & other unallocated costs decreased $9.0 million, or 15.3%, during the three months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to a decrease in transaction and deal-related costs, partially offset by an increase in variable and stock-based compensation expense. Corporate & other unallocated costs as a percentage of total sales decreased 80 basis points during the three months ended September 29, 2023, as compared to the comparable period in 2022.
Corporate & other unallocated costs increased $10.2 million, or 6.9%, during the nine months ended September 29, 2023, as compared to the comparable period in 2022, primarily due to an increase in costs associated with restructuring activities, intangible asset amortization and variable and stock-based compensation expense, partially offset by a decrease in transaction and deal-related costs. Corporate & other unallocated costs as a percentage of total sales increased 40 basis points during the nine months ended September 29, 2023, as compared to the comparable period in 2022.

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

Management believes that reporting the non-GAAP financial measure of core sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our sales performance with our performance in prior and future periods and to our peers. We exclude the effect of acquisitions and divestiture-related items because the nature, size and number of such transactions can vary dramatically from period to period and between us and our peers. We exclude the effect of currency translation and certain other items from core sales because these items are either not under management’s control or relate to items not directly correlated to core sales. Management believes the exclusion of these items from core sales may facilitate assessment of underlying business trends and may assist in comparisons of long-term performance. References to sales volume refer to the impact of both price and unit sales.

INTEREST COSTS
Interest expense, net was $22.8 million during the three months ended September 29, 2023, as compared to $17.9 million for the comparable period in 2022, an increase of $4.9 million, driven primarily by the impact of increases in interest rates on our variable-rate debt obligations, partially offset by a decrease in our outstanding debt obligations between periods.
Interest expense, net was $70.7 million during the nine months ended September 29, 2023, as compared to $46.1 million for the comparable period in 2022, an increase of $24.6 million, driven primarily by the impact of increases in interest rates on our variable-rate debt obligations, partially offset by a decrease in our outstanding debt obligations between periods.
For a discussion of our outstanding indebtedness, refer to Note 5. Financing to the Consolidated Condensed Financial Statements.
INCOME TAXES

Effective Tax Rate

Our effective tax rate for the three and nine months ended September 29, 2023 was 24.4% and 24.6%, respectively, as compared to 26.2% and 21.8% for the three and nine months ended September 30, 2022. The decrease in the effective tax rate for the three months ended September 29, 2023 as compared to the comparable period in the prior year was primarily due to a loss from the sale of equity securities measured at fair value in the prior year. The increase in the effective tax rate for the nine months ended September 29, 2023 as compared to the comparable period in the prior year was primarily due to non-taxable income related to our previously held equity interest in Driivz in the prior year.

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
COMPREHENSIVE INCOME
Comprehensive income increased by $63.1 million during the three months ended September 29, 2023, as compared to the comparable period in 2022. Comprehensive income for the three months ended September 30, 2022 includes an unrealized loss on equity securities measured at fair value of $65.8 million.
Comprehensive income increased by $25.7 million during the nine months ended September 29, 2023, as compared to the comparable period in 2022. Comprehensive income for the nine months ended September 29, 2023 includes a gain on the sale of the Company’s Global Traffic Technologies business of $34.4 million and unfavorable foreign currency translation adjustments of $34.2 million. Comprehensive income for the nine months ended September 30, 2022 includes a gain on previously held equity interests from combination of business of $32.7 million which relates to a gain recognized on our interest in Driivz prior to acquiring the remaining outstanding shares, an unrealized gain on equity securities measured at fair value of $17.2 million and unfavorable foreign currency translation adjustments of $122.9 million.
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

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. As of September 29, 2023, we held $263.6 million of cash and cash equivalents and had $750.0 million of borrowing capacity under our revolving credit facility. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, invest in existing businesses, consummate strategic acquisitions, manage our capital structure on a short and long-term basis and support other business needs or objectives. We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of September 29, 2023, we believe that we have sufficient liquidity to satisfy our cash needs.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of September 29, 2023.
2023 Financing and Capital Transactions
During the nine months ended September 29, 2023, we completed the following financing and capital transactions:
•Voluntarily repaid $240.0 million of the Three-Year Term Loans Due 2024;
•Repurchased 2.4 million shares for $61.6 million in the open market.
Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for more information related to our long-term indebtedness and Note 12. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for more information related to our share repurchases.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$290.1	$139.8

Proceeds from sale of business, net of cash provided	$107.5	$—
Cash paid for acquisitions, net of cash received	—	(277.1)
Payments for additions to property, plant and equipment	(43.5)	(43.0)
Proceeds from sale of property	4.3	0.2
Cash paid for equity investments	(2.7)	(11.3)
Proceeds from sale of equity securities	20.4	5.1
Net cash provided by (used in) investing activities	$86.0	$(326.1)

Proceeds from issuance of long-term debt	$—	$235.0
Repayment of long-term debt	(240.0)	(185.0)
Net proceeds from short-term borrowings	1.4	3.6
Payments of common stock cash dividend	(11.7)	(12.0)
Purchases of treasury stock	(61.6)	(288.0)
Proceeds from stock option exercises	6.0	1.3
Other financing activities	(7.4)	(3.8)
Net cash used in financing activities	$(313.3)	$(248.9)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, and other items impact reported cash flows.

Cash flows from operating activities were $290.1 million during the nine months ended September 29, 2023, an increase of $150.3 million, as compared to the comparable period in 2022. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables used $33.6 million of operating cash flows during the nine months ended September 29, 2023 compared to using $76.1 million in the comparable period of 2022. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $16.8 million during the nine months ended September 29, 2023 compared to using $158.4 million in the comparable period of 2022. This change is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash provided by investing activities was $86.0 million during the nine months ended September 29, 2023, driven primarily by proceeds from the sale of our Global Traffic Technologies business and equity securities, partially offset by payments for additions to property, plant and equipment. Net cash used in investing activities was $326.1 million during the nine months ended September 30, 2022, driven primarily by the cash paid for the acquisitions that closed during the period and payments for additions to property, plant and equipment.
We made capital expenditures of approximately $43.5 million and $43.0 million during the nine months ended September 29, 2023 and September 30, 2022, respectively.

Financing Activities
Net cash used in financing activities was $313.3 million during the nine months ended September 29, 2023, driven primarily by the voluntary repayment of $240.0 million of the Three-Year Term Loans due 2024 and repurchases of the Company’s common stock of $61.6 million. Net cash used in financing activities was $248.9 million during the nine months ended September 30, 2022, driven primarily by repurchases of the Company’s common stock of $288.0 million, partially offset by net proceeds from long-term debt of $50.0 million.

Share Repurchase Program

Refer to Note 12. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for a description of the Company’s share repurchase program.

Dividends

We paid regular quarterly cash dividends of $0.025 per share during the nine months ended September 29, 2023. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of September 29, 2023, we had $1.6 billion in aggregate principal amount of the Registered Notes and $760.0 million in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Registered Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Registered Notes and the Term Loans.

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

Summarized Results of Operations Data ($ in millions)	Nine Months Ended September 29, 2023
Net sales (a)	$1,141.5
Gross profit (b)	560.5
Net income (c)	$259.0

(a) Includes intercompany sales of $23.6 million for the nine months ended September 29, 2023.
(b) Includes intercompany gross profit of $4.6 million for the nine months ended September 29, 2023.
(c) Includes intercompany pretax income of $25.5 million for the nine months ended September 29, 2023.

Summarized Balance Sheet Data ($ in millions)	September 29, 2023
Assets
Current assets	$398.8
Intercompany receivables	1,639.1
Noncurrent assets	636.2
Total assets	$2,674.1
Liabilities
Current liabilities	$339.1
Intercompany payables	379.8
Noncurrent liabilities	2,402.1
Total liabilities	$3,121.0
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2022 Annual Report on Form 10-K. There were no material changes to this information during the nine months ended September 29, 2023.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2022 Annual Report on Form 10-K. There were no material changes during the three months ended September 29, 2023 to the risk factors reported in our 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities by the Issuer
On May 24, 2022, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021, bringing the total amount authorized for future share repurchases to $500.0 million. Under the share repurchase program, the Company may purchase shares of common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use prearranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The share repurchase program may be suspended or discontinued at any time and has no expiration date.
The following table sets forth our share repurchase activity for the three months ended September 29, 2023:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1, 2023 to July 28, 2023	—	$—	—	$378.9
July 29, 2023 to August 25, 2023	0.3	29.86	0.3	369.5
August 26, 2023 to September 29, 2023	0.1	30.60	0.1	367.3
Total	0.4		0.4
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 29, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

VONTIER CORPORATION:

Date: November 2, 2023	By:	/s/ Anshooman Aga
Anshooman Aga
Senior Vice President and Chief Financial Officer

Date: November 2, 2023	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer