Form 10-K
period 2023-12-31
Vontier Corp
filed 2024-02-15
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 12, 2024 there were 153.9 million shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2023 was $5.0 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates.

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

PART I
ITEM 1. BUSINESS
General

Vontier Corporation (“Vontier,” the “Company,” “we,” or “our”) is a global industrial technology company uniting productivity, automation and multi-energy technologies to meet the needs of a rapidly evolving, more connected mobility ecosystem. Leveraging leading market positions, decades of domain expertise and unparalleled portfolio breadth, Vontier enables the way the world moves, delivering smart, safe and sustainable solutions to our customers and the planet.

Vontier Corporation is a Delaware corporation that was incorporated in 2019 in connection with the separation of Vontier from Fortive Corporation (“Fortive”) on October 9, 2020, as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”). In this Annual Report on Form 10-K, the terms “Vontier” or the “Company” refer to either Vontier Corporation or to Vontier Corporation and its consolidated subsidiaries, as the context requires.

The Company serves a diverse set of end markets across the mobility ecosystem, supplying a wide range of solutions spanning advanced environmental sensing and monitoring equipment, fueling equipment, field payment hardware, point-of-sale, workflow and monitoring software, vehicle tracking and fleet management, software platform for EV charging, alternative fuel dispensing solutions and vehicle service technicians’ equipment. Vontier markets its products and services to retail and commercial fueling operators, convenience store operators, car wash operators, commercial vehicle repair businesses, fleet owners/operators and electric vehicle charging network operators on a global basis.

Our research and development, manufacturing, sales, distribution, service and administration operations are located in approximately 25 countries primarily across North America, Asia Pacific, Europe and Latin America.

We are guided by our shared purpose to mobilize the future to create a better world and are united by a culture of continuous improvement and bias for actions that embody the Vontier Business System (“VBS”). Through rigorous application of our proprietary VBS set of growth, lean, and leadership tools and processes, we continuously improve business performance in the critical areas of innovation, product development and commercialization, global supply chain, sales and marketing and leadership development. Our commitment to VBS and goal of creating long-term shareholder value has enabled us to drive customer satisfaction and profitability, significant improvements in innovation, growth and disciplined acquisitions to execute our strategy and expand our portfolio into new and attractive markets. Through our VBS-led execution of our Connected Mobility strategy, we are accelerating the transformation to a connected, smart mobility ecosystem by creating enhanced and interconnected platforms throughout our segments.
Segments
In the first quarter of 2023, we realigned our internal organization to align with our strategy, resulting in changes to our operating segments. We now operate through three reportable segments comprised of three operating segments. Our three operating segments, and businesses within, are as follows:
•Mobility Technologies: Invenco by GVR, DRB, Teletrac Navman, ANGI and EVolve.
•Repair Solutions: Matco Tools.
•Environmental & Fueling Solutions: Gilbarco Veeder-Root.
The Company’s Global Traffic Technologies and Coats (formerly part of Hennessy) businesses, which were divested during April 2023 and January 2024, respectively, are presented in Other for periods prior to the divestitures.
Mobility Technologies
Mobility Technologies provides digitally enabled equipment and operating software solutions to drive automation, productivity and compliance across the mobility ecosystem. Offerings include convenience retail operating platform, point-of-sale and payment solutions, remote diagnostics and site-management tools, IoT-based fleet telematics and workflow automation solutions, data analytics, operating software platform for electric vehicle charging networks and integrated solutions for alternative fuel dispensing. Mobility Technologies serves major markets with tailored solutions for customers based on their unique needs.

Invenco by GVR serves convenience retail stores and energy retailing providers globally. We provide a network of connected solutions including devices, software, APIs and services to improve productivity, automation, compliance and safety to help our customers deliver better consumer experiences, increase revenue yield and generate higher margins. Our end-to-end solutions ensure uninterrupted operations for our customers’ site covering forecourts, stores and other on-site services including quick service restaurants, car washes and EV charging. We have a large installed customer base with point-of-sale and self-checkout technology, payment processing and workflow software, payment terminals, site automation services, media capabilities, loyalty, remote site management, and fuel logistics offerings. Our universally compatible, modular, composable cloud-connected solutions are designed to integrate seamlessly with one-another as well as third-party offerings, enabling our customers to extend and rapidly deploy new features across their network. We believe we are uniquely positioned to deliver end-to-end technology solutions at-scale to customers, enabling them to manage changing consumer preferences, labor shortages, increasing site complexity and technology investments, and the rising cost of compliance.
DRB provides integrated technology solutions to the car wash industry. We provide an end-to-end technology platform combining embedded point-of-sale, workflow and monitoring software, customer support, digital marketing and payment facilitation services. Our car wash solutions are marketed under a variety of brands, including Patheon, SiteWatch, Suds, TunnelWatch, NoPileups, FastPass, Washify, InvoMax, Auto Data and Sage Microsystems. We serve individual customer sites and have long-standing relationships with the majority of the top 20 car wash platforms in North America. We believe that DRB’s market leading integrated technology, superior reliability, high customer retention and unique business model position us well to capitalize on numerous paths for accelerated growth, including customer consolidation, continued shift from full service to express car washes, increasing adoption of workflow technology-as-a-service, shorter upgrade cycles, labor challenges and water efficiency programs and usage restrictions.
Teletrac Navman offers telematics hardware and software solutions to commercial and government fleet operators. We provide vehicle tracking devices, telematics hardware and software solutions, and end-to-end sustainable fleet management solutions. Our global customer base leverages our suite of solutions for data-driven insights into fleet operations, vehicle and equipment maintenance and asset utilization to improve fleet safety and productivity, optimize business performance and deliver on sustainability or decarbonization commitments. We believe that our differentiated technology and software solutions are positioned to benefit from increasing regulations worldwide governing driver safety, hours of service, recording and monitoring requirements and the adoption of alternative fuels.
ANGI provides equipment, software and services to commercial and government fleet operators as well as retail gaseous full station developers and operators. Our full-site integrated solutions span compressed natural gas (“CNG”), renewable natural gas (“RNG”), hydrogen (H2) and biogas compression and dispensing. We offer scalable, modular systems, including dispensing, compression, storage, service, and automation solutions to support global fleet decarbonization. We believe our industry leading alternative energy fueling offerings strategically position us to capitalize on key market trends, including infrastructure buildout and decarbonization at scale.
EVolve, made up of our Driivz and Sparkion businesses, serves charge point operators and fleet operators, globally. Our interoperable electric vehicle charging and energy management platform solutions enable customers to facilitate EV charging economically at scale, secure energy resiliency and deliver on sustainability or decarbonization commitments. We believe our market leading technologies position us to capitalize on key market trends, including the investment in and adoption of electrified fleets, alternative fueling, and infrastructure buildout.
Customers in this segment choose suppliers based on several factors, including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “Competition.” Sales are generally made to independent distributors or through our direct sales personnel.
Repair Solutions
Repair Solutions comprises the Matco Tools business, a leading manufacturer and distributor of aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a robust network of mobile franchisees. Under the Matco Tools brand, we manufacture and distribute vehicle repair tools, toolboxes and automotive diagnostic equipment and software through our network of franchised mobile distributors, who purchase vehicle repair tools, equipment and services from us and resell primarily to professional mechanics directly.
To complement our offering of vehicle repair tools, we have developed a software as a service (“SaaS”) suite of diagnostic tools and software to enhance repair shop workflow and strengthen relationships with our customers. We also generate sales from initial and recurring franchise fees as well as various financing programs that include installment sales to franchisees. We believe that Matco Tools’ integrated workflow and diagnostic solutions are well positioned to capitalize on the increasing complexity of vehicles as advanced driver-assistance systems and other vehicle automation systems become prevalent.

Customers in this segment choose suppliers based on several factors, including relevant innovative features, convenience and the other factors described under “Competition.”

Environmental & Fueling Solutions
Environmental & Fueling Solutions is a leading manufacturer and provider of solutions to improve safety, environmental compliance and fueling efficiency globally. Through brands including Gilbarco, Veeder-Root, and Fafnir, we serve independent and company owned retail and commercial fueling operators with industry-leading environmental monitoring and leak detection systems, forecourt controllers, vapor recovery equipment and fuel dispenser systems for petroleum. Our large installed base of products provides a recurring revenue stream for aftermarket parts and service offerings. We believe our substantial scale and sophisticated technology offerings strategically position us to capitalize on key market trends, including fueling site consolidation and complexity, increasing regulatory requirements and global regulations, and aging infrastructure.

Customers in this segment choose suppliers based on several factors, including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “Competition.” Sales are generally made to independent distributors or through our direct sales personnel.
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
During 2023, we experienced normalizing supply chain conditions, with the supply chain constraints that we experienced in 2022 for certain raw materials, including resins, semiconductors and electronic components, easing during the year. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Backlog
Backlog includes unfilled orders that are expected to be fulfilled in the next 12 months and the annual contract value of long-term contracts, including our SaaS product offerings. Backlog as of December 31, 2023 and 2022 was $626.0 million and $677.3 million, respectively. We expect that a majority of the unfilled orders as of December 31, 2023 will be delivered to customers within the first half of 2024. Given the relatively short delivery periods that are characteristic of most of our products, we believe that our backlog is indicative of short-term sales performance but not necessarily a reliable indicator of medium or long-term sales performance.
Human Capital Resources
The Company’s key human capital management objectives are to attract, motivate, retain and develop the highest quality talent, united by VBS and a common culture in pursuit of continuous improvement. To support these objectives, the Company’s human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, comprehensive benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce and innovative culture; and invest in technology, tools, and resources to enable employees at work. We seek to continue to attract, develop and retain world-class leaders and employees globally and to drive their engagement with our customer-centric approach.
As of December 31, 2023, we employed approximately 8,000 persons, of whom approximately 3,900 were employed in the United States and approximately 4,100 were employed outside of the United States. Of our United States employees, approximately 850 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.
Some examples of key programs and initiatives that are focused to attract, motivate, develop and retain our diverse workforce include:
•Inclusion, diversity and equity (ID&E). Our ID&E objectives are intended to build teams where employees feel empowered and able to be their authentic selves at work, while employing and supporting a diverse array of voices.
▪Champion diverse recruiting and promotions, specifically for underrepresented employees and candidates;
▪Sponsor eight employee-led Employee Resource Groups (ERGs), including Allies for Inclusion, Asian Pacific Islander Network Alliance, Black Network, La Vida!, myAbilities, Pride, Veterans and Women’s Guild, that represent and support the diverse communities that make up our workforce. Our ERGs have three pillars of focus: Development, Community and Recruiting. Our ERGs’ goals include the facilitation of networking and connections with peers, outreach, mentoring, leadership and skill development. In 2023, our ERGs continued to serve as a cornerstone for building allyship and fostering belonging by offering a range of multi-lingual learning opportunities including live events, micro-learning pathways, online self-paced modules, leader-led labs, and group coaching. Our 2023 ERG participation rate increased four times from 2022 participation rates; and
▪Our CEO took two pledges: the CEO Action for Diversity and Inclusion and The Valuable 500.
•Health, wellness and family resources. Our benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies. In 2023, we launched a new student loan repayment program in the U.S. that supports employee student debt relief. We also expanded our communications to employees by launching a new, interactive benefits website.
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach. In 2023, we launched a skills-based digital badging program across the Company, which empowers employees to unlock their true potential and provide the Company with more capabilities to skills for now and the future.

•Community & Social Impact. We are committed to providing comfort to those in need and opportunity to those who want to improve their world. One primary way we do this is through our unique employee connection programs – Vontier Cares and Day of Caring. Throughout the year, employees make a positive impact in their local communities through volunteering and other support. In 2023, over 4,200 Vontier employees around the world participated in Day of Caring initiatives supporting disaster relief, education, and fighting hunger and homelessness.
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
Government Contracts
Although the substantial majority of our revenue in 2023 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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
Environmental Laws and Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 18. Litigation and Contingencies to the Consolidated Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
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
International Operations
Our products and services are available in markets worldwide, and our principal markets outside the United States are in Europe and Asia Pacific. This geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target high-growth markets, which we define as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, which include Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (with the exception of Japan and Australia).

The manner in which our products and services are sold outside the United States differs by business and by region. Most of our sales in non-U.S. markets are made by our subsidiaries located outside the United States, though we also sell directly from the United States into non-U.S. markets through sales to various representatives and distributors and, in some cases, directly. In countries with low sales volumes, we generally sell to representatives and distributors.

Our business in Russia, Ukraine and Israel was not material to our results. We did not have any sales in Russia during the year ended December 31, 2023. Sales in Ukraine and Israel accounted for less than 60 basis points of our total sales for the year ended December 31, 2023.
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
We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases and supply chain management to reflect any supply chain disruptions or changes in customer demand and market fluctuations, including those caused by a pandemic, increases in demand outpacing supply chain capabilities, labor shortages, seasonality or cyclicality. During a market upturn or general supply chain disruption, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

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
Changes in our software and subscription businesses may adversely impact our business, financial condition and results of operations.

An increasing portion of our revenue is generated through software maintenance and subscription revenue, which includes SaaS and new subscription services for integrated solutions. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically ranges from three to five years.

Our customer acquisition and renewal rates may decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings, and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline, and our financial results will suffer.
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

As of December 31, 2023, we have outstanding indebtedness of approximately $2.3 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
As of December 31, 2023, we have outstanding indebtedness of approximately $2.3 billion, and have the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility. See the section entitled “Liquidity and Capital Resources.” This debt could have important, adverse consequences to us and our investors, including:
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
•increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and
•increasing the risk of credit defaults under the extensions of credit that we provide in our Repair Solutions segment.
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
In 2023, 30% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
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
•We are also required to comply with complex and evolving state, U.S. and foreign laws regarding the distribution of our products and services, including franchise laws and regulations. These rules are subject to change due to new or amended legislation or regulations, administrative or judicial interpretation or government enforcement policies. Any such change could adversely impact our current distribution and franchising business models and result in a decrease in sales or expose us to other significant costs affecting our business and financial position; and
•We are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions. For example, the California legislature’s passage of Assembly Bill 5, which codifies a new test for determining employee or independent contractor status in California, may impact the treatment of franchisees in our Repair Solutions segment in California. In addition, it is possible that other jurisdictions may enact similar laws. As a result of the enactment of Assembly Bill 5, the lack of clear guidance from regulatory authorities and the courts on the application of Assembly Bill 5, and the possibility that other jurisdictions may enact similar laws, there is significant uncertainty regarding what the worker classification regulatory landscape will look like in future years. If regulatory authorities or courts determine that our franchisees are not independent contractors, we may be required to withhold and pay certain taxes in respect of such franchisees, may be liable for unpaid past taxes, unpaid wages and potential penalties, and may be subject to wage and hour laws and requirements (such as those pertaining to minimum wage and overtime), claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance, which could have an adverse effect on our business and financial position.

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
We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent. We have programs in place that are intended to detect, contain, and respond to data security incidents and that provide at least annual employee awareness training regarding phishing, malware, and other cyber risks. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal or other confidential data. Depending on the nature of the information compromised, we may also have obligations to notify consumers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. While to date none of these incidents have been material to our operations, any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and financial statements.

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
In addition, we may incur costs related to remedial efforts for alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
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
Risks Related to Our Accounting and Tax Matters
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2023, the net carrying value of our goodwill and other intangible assets totaled approximately $2.3 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets in the future. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
We assess, identify and manage the material risks from cybersecurity threats relevant to our businesses through robust programs, including enterprise risk management (“ERM”), our risk assessment process (“RAP”) and our cybersecurity program. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
There is strong engagement in risk management from company leadership, including the CEO, executives and senior leaders. This ERM program is driven by Vontier’s Executive Risk Committee, which is led by the SVP, Chief Administrative Officer and comprised of business and functional leaders. Our Audit Committee oversees the ERM program and the Board of Directors have regular updates on topics that are identified through the RAP and overall risk management process.
Through the RAP, which is a tool in our ERM program, we identify and assess cybersecurity risks at a business unit level, evaluating the likelihood and potential impact of a risk universe encompassing finance, human capital, operations, information technology, legal and regulatory compliance, and strategy. Risks are individually analyzed from both inherent and residual perspectives, considering existing controls and mitigation processes in place. The businesses leverage the results from the assessment process to identify and implement efforts to further mitigate risks. Progress on mitigation projects is monitored and regularly reported to leadership as part of the RAP.
In addition to our ERM and RAP, we have a cybersecurity program led by our Chief Information Officer (“CIO”), who reports to our Chief Financial Officer. Our current CIO has over 20 years of experience with large global companies where he worked extensively in providing strategic IT leadership and management in the areas of digital transformation, cybersecurity, risk management and ERP implementation. Our CIO oversees our Information Security department, chairs the Vontier Information Security Executive Committee (“VISEC”), which includes cross-functional leaders from finance, internal audit, information security, information technology, and legal and corporate affairs, and works with the businesses to conduct enterprise product security assessments, perform penetration testing and advance our cybersecurity policies and procedures. We have developed information security policies and standards based on the NIST Cybersecurity Framework, an internationally recognized framework; and we engage with third parties on our incident response processes, cybersecurity maturity assessment, as well as on our cyber security awareness, data security governance and vendor cyber risk management. Additionally, we review our cybersecurity maturity assessment on an ongoing basis to measure the Company’s ability to detect, protect, respond and recover from a cyber incident.
The VISEC addresses relevant cybersecurity issues and provides guidance and updates on information security programs and projects. Additionally, the VISEC oversees the coordination of information security mitigation efforts arising from internal assessment, including from the RAP, as applicable. The Board has delegated to the Audit Committee the responsibility of exercising oversight with respect to the Company’s cybersecurity risk management and risk controls. Our CIO provides multiple updates each year to the Audit Committee regarding cyber risk management governance and the status of projects that strengthen cybersecurity effectiveness. The full Board regularly receives briefs from the Audit Committee and management regarding the Company’s cybersecurity program, including the Company’s monitoring, auditing, implementation and communication processes, controls, and procedures.
In the event of a cyber incident, our CIO leads the execution of our cyber response plan, which includes a cross-functional group and triggers for escalation. We also have established a business continuity program to assess the cyber risks associated with our critical facilities’ ability to recover and resume operational functionality. We continue to engage and educate employees internally on relevant cybersecurity threats.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Raleigh, North Carolina in a facility that we lease. As of December 31, 2023, our facilities included approximately 30 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 15 of these facilities are located in the United States and approximately 15 are located outside the United States. We own an approximately 0.7 million square foot mixed use facility in Greensboro, North Carolina that provides manufacturing and office space utilized by businesses within our Mobility Technologies and Environmental & Fueling Solutions segments.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 10. Leases to the Consolidated Financial Statements for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. Please refer to Note 18. Litigation and Contingencies to the Consolidated Financial Statements for more information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 15, 2024. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
Mark D. Morelli	60	President and Chief Executive Officer	2020
Anshooman Aga	48	Senior Vice President, Chief Financial Officer	2022
Kathryn K. Rowen	45	Senior Vice President, Chief Administrative Officer	2020
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
Kathryn K. Rowen has served as our Senior Vice President, Chief Administrative Officer since January 2024. She served as our Senior Vice President, Chief Legal and Sustainability Officer from June 2023 through January 2024, as our Senior Vice President, Chief Legal and Administrative Officer from January 2022 through June 2023 and as our Senior Vice President and General Counsel from September 2020 through January 2022. Prior to that, Ms. Rowen served as Vice President, Corporate Social Responsibility, Employment and Litigation of Fortive Corporation from January 2020 to August 2020, as Vice President, Labor & Employment and Litigation from January 2018 to January 2020, and as Vice President, Labor and Employment from January 2017 to January 2018 of Fortive Corporation. Prior to joining Fortive Corporation, Ms. Rowen served at Raytheon Company in legal roles of increasing responsibility from October 2011 to January 2017.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol VNT. As of February 12, 2024, there were 840 holders of record of our common stock.
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
The following table sets forth our share repurchase activity for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
September 30, 2023 to October 27, 2023	0.2	$29.78	0.2	$362.3
October 28, 2023 to November 24, 2023	—	—	—	362.3
November 25, 2023 to December 31, 2023	0.2	34.71	0.2	354.3
Total	0.4		0.4
Recent Issuances of Unregistered Securities
None.

Company Stock Performance

The following graph shows a comparison from October 8, 2020 (the date trading commenced on our common stock on the New York Stock Exchange) through December 31, 2023 of the cumulative return of our common stock, the S&P 500 Index and the S&P Industrials Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends).

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results and operations and financial condition of the Company. Our MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Discussion and analysis of our financial condition and results of operations as of and for the year ended December 31, 2022 compared to December 31, 2021 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2022 with the Securities and Exchange Commission on February 17, 2023, as supplemented by the discussion herein of our new segments’ sales and segment operating profit.
OVERVIEW
General
Vontier is a global industrial technology company uniting productivity, automation and multi-energy technologies to meet the needs of a rapidly evolving, more connected mobility ecosystem. Leveraging leading market positions, decades of domain expertise and unparalleled portfolio breadth, Vontier enables the way the world moves, delivering smart, safe and sustainable solutions to our customers and the planet. Vontier has a culture of continuous improvement and innovation built upon the foundation of the Vontier Business System and embraced by colleagues worldwide. Refer to “Item 1. Business – General” included in this Annual Report for a discussion of our strategies for delivering long-term shareholder value.
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
The Company’s Global Traffic Technologies and Coats businesses, which were divested during April 2023 and January 2024, respectively, are presented in Other for periods prior to the divestitures. Refer to Note 21. Divestitures and Assets and Liabilities Held for Sale to the Consolidated Financial Statements for further discussion of the Company’s Global Traffic Technologies and Coats businesses.
Prior period segment results have been presented in conformity with the Company’s new reportable segments.
Outlook
We expect core sales to increase on a year-over-year basis in 2024 due to increasing demand across our portfolio. Our outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chain including the availability of electronic components, the impact of international conflicts, including Russia-Ukraine and Israel-Hamas, market conditions in key end product segments, and the impact of energy disruption in Europe. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” in this Form 10-K.
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

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Year Ended December 31,
($ in millions)	2023	% of Sales	2022	% of Sales	2021	% of Sales
Sales	$3,095.2		$3,184.4		$2,990.7
Operating costs and expenses:
Cost of sales(a)	(1,664.0)	53.8%	(1,756.1)	55.1%	(1,657.6)	55.4%
Selling, general and administrative expenses (“SG&A”)	(643.1)	20.8%	(627.8)	19.7%	(579.2)	19.4%
Research and development expenses (“R&D”)	(163.5)	5.3%	(144.6)	4.5%	(129.3)	4.3%
Amortization of acquisition-related intangible assets	(81.2)	2.6%	(78.0)	2.4%	(42.4)	1.4%
Operating profit	$543.4	17.6%	$577.9	18.1%	$582.2	19.5%
(a) Excluding amortization of acquisition-related intangible assets.
Sales
The components of our consolidated sales growth were as follows for the periods indicated:

	2023 vs 2022	2022 vs 2021
Total sales growth (GAAP)	(2.8)%	6.5%
Core sales (Non-GAAP)	(2.1)%	2.6%
Acquisitions & divestitures (Non-GAAP)	(0.1)%	6.5%
Currency exchange rates (Non-GAAP)	(0.6)%	(2.6)%
Sales for each of our segments were as follows for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Mobility Technologies	$1,003.8	$907.8	$739.3
Repair Solutions	651.5	611.5	594.4
Environmental & Fueling Solutions	1,323.7	1,493.6	1,481.7
Other	118.8	171.5	175.3
Intersegment eliminations	(2.6)	—	—
Total	$3,095.2	$3,184.4	$2,990.7
Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

	2023 vs 2022	2022 vs 2021
Total sales growth (GAAP)	10.6%	22.8%
Core sales (Non-GAAP)	6.1%	0.7%
Acquisitions (Non-GAAP)	5.6%	26.1%
Currency exchange rates (Non-GAAP)	(1.1)%	(4.0)%

Total sales within our Mobility Technologies segment increased 10.6% during the year ended December 31, 2023, as compared to the prior year, driven by a 6.1% increase in core sales and a 5.6% increase from our recent acquisitions, partially offset by a 1.1% decrease due to the impact of currency translation. The increase in core sales was primarily due to solid demand in our car wash technologies and alternative energy solutions, which were partially offset by the lower rate of demand related to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payment systems based on the EMV global standards.
Total sales within our Mobility Technologies segment increased 22.8% during the year ended December 31, 2022, as compared to the prior year, driven by a 0.7% increase in core sales and a 26.1% increase from our recent acquisitions, partially offset by a 4.0% decrease due to the impact of currency translation. The increase in core sales was primarily due to growth from price increases, as well as strong demand in the alternative energy business, which were partially offset by the lower rate of demand related to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payment systems based on the EMV global standards as well as the end of the Mexico fiscal regulation upgrades.
Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

	2023 vs 2022	2022 vs 2021
Total sales growth (GAAP)	6.5%	2.9%
Core sales (Non-GAAP)	6.7%	3.0%
Acquisitions and divestitures (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	(0.2)%	(0.1)%

Total sales and core sales within our Repair Solutions segment increased 6.5% and 6.7%, respectively, during the year ended December 31, 2023, as compared to the prior year, primarily due to strong demand in the tool storage, hardline and powered tools product categories.
Total sales and core sales within our Repair Solutions segment increased 2.9% and 3.0%, respectively, during the year ended December 31, 2022, as compared to the prior year, primarily due to growth from price increases and continued strong demand across most product categories, most notably hardline and powered tools.
Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

	2023 vs 2022	2022 vs 2021
Total sales growth (GAAP)	(11.4)%	0.8%
Core sales (Non-GAAP)	(10.6)%	4.0%
Acquisitions and divestitures (Non-GAAP)	(0.2)%	—%
Currency exchange rates (Non-GAAP)	(0.6)%	(3.2)%

Total sales within our Environmental & Fueling Solutions segment decreased 11.4% during the year ended December 31, 2023, as compared to the prior year, driven primarily by a 10.6% decrease in core sales and a 0.6% decrease due to the impact of currency translation. The decrease in core sales was primarily due to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payments systems based on the EMV global standards, partially offset by strong demand for U.S. fuel dispenser systems and aftermarket parts.

Total sales within our Environmental & Fueling Solutions segment increased 0.8% during the year ended December 31, 2022, as compared to the prior year, driven primarily by a 4.0% increase in core sales and a 3.2% decrease due to the impact of currency translation. The increase in core sales was primarily due to growth from price increases, as well as strong demand across the environmental and aftermarket businesses, which were partially offset by the lower rate of demand related to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payment systems based on the EMV global standards as well as the end of the Mexico fiscal regulation upgrades.

Cost of Sales
Cost of sales, excluding amortization of acquisition-related intangible assets, decreased $92.1 million, or 5.2%, during the year ended December 31, 2023, as compared to the prior year and as a percentage of sales, decreased 130 basis points during the same period, primarily due to the decrease in sales in our Environmental & Fueling Solutions segment, as discussed above, and cost optimization, partially offset by the impact of recent acquisitions as well as increased costs from inflationary pressures.
Operating Costs and Other Expenses
SG&A expenses increased $15.3 million, or 2.4%, during the year ended December 31, 2023, as compared to the prior year and as a percentage of sales, increased 110 basis points during the same period, primarily due to an increase in costs associated with restructuring activities, variable and stock-based compensation expense and SG&A expenses from our recent acquisitions, and the impact of reserve-related adjustments to the Repair Solutions receivables portfolio, partially offset by a decrease in transaction and deal-related costs.

R&D expenses increased $18.9 million, or 13.1%, during the year ended December 31, 2023, as compared to the prior year and as a percentage of sales, increased 80 basis points during the same period, primarily due to the impact of our recent acquisitions and continued growth investments in our Mobility Technologies segment.

Amortization of acquisition-related intangible assets increased $3.2 million, or 4.1%, during the year ended December 31, 2023, as compared to the prior year and as a percentage of sales, increased 20 basis points during the same period, primarily due to the amortization of intangible assets acquired in our recent acquisitions.

Operating Profit
Operating profit decreased $34.5 million, or 6.0%, during the year ended December 31, 2023, as compared to the prior year, and operating profit margins decreased 50 basis points during the same period.
Operating profit decreased $4.3 million, or 0.7%, during the year ended December 31, 2022, as compared to the prior year, and operating profit margins decreased 140 basis points during the same period.
Segment operating profit is used as a performance metric by the chief operating decision maker (“CODM”) in determining how to allocate resources and assess performance. Segment operating profit represents total segment sales less operating costs attributable to the segment, which does not include unallocated corporate costs and other operating costs not allocated to the reportable segments as part of the CODM’s assessment of reportable segment operating performance, including stock-based compensation expense, amortization of acquisition-related intangible assets, restructuring costs, transaction- and deal-related costs, and other costs not indicative of the segment’s core operating performance. As part of the CODM’s assessment of the Repair Solutions segment, a capital charge based on the segment’s financing receivables portfolio is assessed by Corporate. Refer to Note 16. Segment Information to the Consolidated Financial Statements for additional information.
Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Year Ended December 31,
($ in millions)	2023	Margin	2022	Margin	2021	Margin
Mobility Technologies	$199.9	19.9%	$187.5	20.7%	$155.6	21.0%
Repair Solutions	170.0	26.1	169.7	27.8	168.4	28.3
Environmental & Fueling Solutions	369.5	27.9	406.5	27.2	410.3	27.7
Other	11.3	9.5	19.2	11.2	23.3	13.3
Segment operating profit	750.7	24.3	782.9	24.6	757.6	25.3
Corporate & other unallocated costs(a)	(207.3)	(6.7)	(205.0)	(6.5)	(175.4)	(5.8)
Total operating profit	$543.4	17.6%	$577.9	18.1%	$582.2	19.5%
(a) Margin for corporate & other unallocated costs is presented as a percentage of total sales. Corporate & other unallocated costs includes amortization of acquisition-related intangible assets.

Mobility Technologies
Segment operating profit for our Mobility Technologies segment increased $12.4 million, or 6.6%, during the year ended December 31, 2023, as compared to the prior year, and segment operating profit margin decreased 80 basis points during the same period. The decrease in segment operating profit margin was primarily due to a change in the mix of products sold, due to recent acquisitions, and continued growth investment.
Segment operating profit for our Mobility Technologies segment increased $31.9 million, or 20.5%, during the year ended December 31, 2022, as compared to the prior year, and segment operating profit margin decreased 30 basis points during the same period. The decrease in segment operating profit margin was primarily due to the net impact of changes in the mix of products sold, due to recent acquisitions, and continued growth investment.
Repair Solutions
Segment operating profit for our Repair Solutions segment increased $0.3 million, or 0.2%, during the year ended December 31, 2023, as compared to the prior year, and segment operating profit margin decreased 170 basis points during the same period. The decrease in segment operating profit margin was primarily due to the impact of reserve-related adjustments to the receivables portfolio.
Segment operating profit for our Repair Solutions segment increased $1.3 million, or 0.8%, during the year ended December 31, 2022, as compared to the prior year, and segment operating profit margin decreased 50 basis points during the same period. The decrease in segment operating profit margin was primarily due to increased costs due to inflationary pressures.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment decreased $37.0 million, or 9.1%, during the year ended December 31, 2023, as compared to the prior year, and segment operating profit margin increased 70 basis points during the same period. The increase in segment operating profit margin was primarily due to cost savings from restructuring activities and continued price-cost benefits.
Segment operating profit for our Environmental & Fueling Solutions segment decreased $3.8 million, or 0.9%, during the year ended December 31, 2022, as compared to the prior year, and segment operating profit margin decreased 50 basis points during the same period. The decrease in segment operating profit margin was primarily due to a change in the mix of products sold due to the end of the U.S. upgrade cycle for enhanced credit card security requirements for outdoor payment systems based on the EMV global standards.
Corporate & Other Unallocated Costs
Corporate & other unallocated costs increased $2.3 million, or 1.1%, during the year ended December 31, 2023, as compared to the prior year, primarily due to an increase in costs associated with restructuring activities, intangible asset amortization and variable and stock-based compensation expense, partially offset by a decrease in transaction and deal-related costs. Corporate & other unallocated costs as a percentage of total sales increased 20 basis points during the year ended December 31, 2023, as compared to the prior year.
Corporate & other unallocated costs increased $29.6 million, or 16.9%, during the year ended December 31, 2022, as compared to the prior year, primarily due to an increase in intangible asset amortization from our recent acquisitions. Corporate & other unallocated costs as a percentage of total sales increased 70 basis points during the year ended December 31, 2022, as compared to the prior year.

NON-GAAP FINANCIAL MEASURES

Core Sales

We define core sales as total sales excluding (i) sales from acquired and certain divested businesses; (ii) the impact of currency translation; and (iii) certain other items.

•References to sales attributable to acquisitions or acquired businesses refer to GAAP sales from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to certain divested or exited businesses or product lines not considered discontinued operations.
•The portion of sales attributable to the impact of currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales from acquired businesses) and (b) the period-to-period change in sales, including foreign operations (excluding sales from acquired businesses), after applying the current period foreign exchange rates to the prior year period.
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
INTEREST COSTS
Interest expense, net was $93.7 million during the year ended December 31, 2023 as compared to $69.6 million during the prior year, an increase of $24.1 million, driven primarily by the impact of increases in interest rates on our variable-rate debt obligations, partially offset by a decrease in our outstanding debt obligations between periods.
For a discussion of our outstanding indebtedness, refer to Note 11. Financing to the Consolidated Financial Statements.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of current and future taxes expected to be paid on items reflected in our financial statements. Our effective tax rate can be affected by, among other items, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws.

We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdictions. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. The IRS started an examination of the Company’s initial U.S. federal income tax return for the post-Separation period in 2020. At this point, no material issues or adjustments have been identified. The Company remains subject to U.S. Federal income tax audit for 2021 and 2022. The Company is subject to tax audits for its state income tax returns for post-Separation 2020 as well as 2021 and 2022. The Company remains subject to tax audits for its separate company tax returns in various U.S. states for the tax years 2011 to 2022. Our operations in certain foreign jurisdictions remain subject to routine examinations for the tax years 2014 to 2022.
The OECD agreed among over 130 countries on the Pillar Two proposals which establish a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding €750 million. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals, including the European Union (“EU”) Member States which unanimously adopted the EU Pillar Two Directive, providing for a minimum effective tax rate of 15%. EU Member States are required to enact the EU Pillar Two Directive into their national laws by December 31, 2023, with effective dates of January 1, 2024 and January 1, 2025, respectively, for different aspects of the EU Pillar Two Directive. We do not expect the EU Pillar Two Directive to have a significant impact on our financial statements.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law, effective January 1, 2023. The IRA implements, among other provisions, a new 15% corporate alternative minimum tax on corporations with over $1 billion of financial statement income and a new 1% excise tax on the aggregate fair market value of stock repurchased by public corporations. We are not subject to the 15% corporate alternative minimum tax but are subject to the 1% excise tax on stock repurchases, however, it did not have a significant impact on our financial results for the year ended December 31, 2023.
For a description of our income tax accounting policies, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 15. Income Taxes to the Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2023 and 2022
Our effective tax rate for the years ended December 31, 2023 and 2022 was 22.0% and 23.9%, respectively. The decrease in our effective tax rate during the year ended December 31, 2023, as compared to the prior year, was primarily due to favorable impacts related to tax credits, non-taxable income, and business reorganizations and divestitures which were offset by an increase to uncertain tax positions.
Our effective tax rate for the year ended December 31, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the effect of state taxes, foreign derived intangible income, and tax credits. Additionally, there were favorable impacts related to non-taxable income and business reorganizations and divestitures which were offset by an increase to uncertain tax positions.

Our effective tax rate for the year ended December 31, 2022 differs from the U.S. federal statutory rate of 21.0% primarily due to the effect of recurring items including state taxes, foreign derived intangible income and foreign taxable earnings at a rate different from the U.S. federal statutory rate. Additionally, there were favorable impacts related to non-taxable income.
COMPREHENSIVE INCOME
Comprehensive income increased by $50.0 million during the year ended December 31, 2023, as compared to the prior year. Comprehensive income for the year ended December 31, 2023 includes a gain on the sale of the Company’s Global Traffic Technologies business of $34.4 million. Comprehensive income for the year ended December 31, 2022 includes a gain on previously held equity interests from combination of business of $32.7 million which relates to a gain recognized on our interest in Driivz prior to acquiring the remaining outstanding shares, unrealized and realized losses on equity securities measured at fair value of $8.7 million and $3.1 million, respectively, and unfavorable foreign currency translation adjustments of $77.1 million.
Refer to Note 3. Acquisitions to the Consolidated Financial Statements for additional information on our acquisition of Driivz, Note 8. Fair Value Measurements to the Consolidated Financial Statements for additional information on our investments and Note 21. Divestitures and Assets and Liabilities Held for Sale for additional information on the divestiture of our Global Traffic Technologies business.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. As of December 31, 2023, we had $700.0 million outstanding of debt that was subject to variable interest rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities.
A hypothetical 100 basis points increase in market interest rates as of December 31, 2023 on our variable-rate debt obligations as of December 31, 2023 would increase our annual interest expense by approximately $7.0 million.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of equity. A 10% change in major currencies relative to the U.S. dollar as of December 31, 2023 would have resulted in an impact to equity of approximately $85 million.
Currency exchange rates negatively impacted reported sales for the year ended December 31, 2023 by 0.6% as compared to the prior year, as the U.S. dollar was, on average, stronger against most major currencies during the year ended December 31, 2023 as compared to exchange rate levels during the prior year. If the exchange rates in effect as of December 31, 2023 were to prevail throughout the year ended December 31, 2024, currency exchange rates would not have a material impact on our estimated sales for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

In general, weakening of the U.S. dollar against other major currencies would positively impact our sales and results of operations on an overall basis and strengthening of the U.S. dollar against other major currencies would adversely impact our sales and results of operations.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in our Consolidated Financial Statements.
Credit Risk
We are exposed to potential credit losses in the event of nonperformance by counterparties to our financial instruments. Financial instruments that potentially subject us to credit risk consist of cash and highly-liquid investment grade cash equivalents, and receivables from customers and franchisees. We place cash and cash equivalents with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although we typically do not obtain collateral or other security to secure these obligations, we regularly monitor third party depository institutions that hold our cash and cash equivalents. We emphasize safety and liquidity of principal over yield on those funds. Concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. We perform credit evaluations of our customers’ financial conditions and also obtain collateral or other security as appropriate. Notwithstanding these efforts, distress in the global economy may increase the difficulty in collecting receivables.

The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $6.0 million as of December 31, 2023.

No customer accounted for more than 10% of sales during all periods presented.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, invest in existing businesses, consummate strategic acquisitions, manage our capital structure on a short and long-term basis and support other business needs or objectives. Refer also to Note 11. Financing to the Consolidated Financial Statements for additional information.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of December 31, 2023.
2023 Financing and Capital Transactions
During the year ended December 31, 2023, we completed the following financing and capital transactions:
•Voluntarily repaid $300.0 million of the Three-Year Term Loans Due 2024;
•Repurchased 2.8 million shares for $74.7 million in the open market.
Refer to Note 11. Financing to the Consolidated Financial Statements for more information related to our long-term indebtedness and Note 20. Capital Stock and Earnings per Share to the Consolidated Financial Statements for more information related to our share repurchases.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2023	2022
Net cash provided by operating activities	$455.0	$321.2

Proceeds from sale of business, net of cash provided	$107.5	$—
Cash paid for acquisitions, net of cash received	—	(277.5)
Payments for additions to property, plant and equipment	(60.1)	(60.0)
Proceeds from sale of property	4.5	0.4
Cash paid for equity investments	(3.0)	(11.8)
Proceeds from sale of equity securities	20.4	19.0
Net cash provided by (used in) investing activities	$69.3	$(329.9)

Proceeds from issuance of long-term debt	$—	$1,167.0
Repayment of long-term debt	(300.0)	(1,167.0)
Net proceeds from short-term borrowings	1.9	0.4
Payments for debt issuance costs	—	(0.8)
Payments of common stock cash dividend	(15.5)	(15.9)
Purchases of treasury stock	(74.7)	(328.0)
Proceeds from stock option exercises	10.4	2.5
Other financing activities	(9.9)	(6.1)
Net cash used in financing activities	$(387.8)	$(347.9)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.
Cash flows from operating activities were $455.0 million during the year ended December 31, 2023, an increase of $133.8 million as compared to the prior year. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables used $6.9 million of operating cash flows during the year ended December 31, 2023 as compared to using $76.9 million in the prior year. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities generated $6.8 million of cash during the year ended December 31, 2023 compared to using $93.1 million in the prior year. This difference is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.
Investing Activities
Net cash provided by investing activities was $69.3 million during the year ended December 31, 2023, driven primarily by proceeds from the sale of our Global Traffic Technologies business and equity securities, partially offset by payments for additions to property, plant and equipment. Net cash used in investing activities was $329.9 million during the year ended December 31, 2022, driven primarily by the cash paid for the acquisitions that closed during the period and payments for additions to property, plant and equipment.
We made capital expenditures of $60.1 million and $60.0 million during the years ended December 31, 2023 and 2022, respectively.

Financing Activities
Net cash used in financing activities was $387.8 million during the year ended December 31, 2023, driven primarily by the voluntary repayment of $300.0 million of the Three-Year Term Loans due 2024 and repurchases of the Company’s common stock of $74.7 million. Net cash used in financing activities was $347.9 million during the year ended December 31, 2022, driven primarily by repurchases of the Company’s common stock of $328.0 million. We also refinanced $600.0 million of our term loans and made borrowings and repayments under our revolving credit facility, which had net zero impact to financing activities during the year ended December 31, 2022.
Share Repurchase Program
Refer to Note 20. Capital Stock and Earnings per Share to the Consolidated Financial Statements for a description of the Company’s share repurchase program.
Dividends
We paid regular quarterly cash dividends of $0.025 per share during the year ended December 31, 2023. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of December 31, 2023, we had $1.6 billion in aggregate principal amount of registered notes and $700.0 million in aggregate principal amount outstanding of term loans. Our obligations to pay principal and interest on the registered notes and term loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 11. Financing to the Consolidated Financial Statements for additional information regarding the terms of our notes and the term loans.

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

Summarized Results of Operations Data ($ in millions)	Year Ended December 31, 2023
Net sales (a)	$1,499.9
Operating profit (b)	551.7
Net income (c)	$379.4

(a) Includes intercompany sales of $31.1 million.
(b) Includes intercompany operating profit of $23.6 million.
(c) Includes intercompany pretax income of $20.5 million.

Summarized Balance Sheet Data ($ in millions)	December 31, 2023
Assets
Current assets	$383.1
Intercompany receivables	1,722.0
Noncurrent assets	641.6
Total assets	$2,746.7
Liabilities
Current liabilities	$437.4
Intercompany payables	279.9
Noncurrent liabilities	2,242.7
Total liabilities	$2,960.0

Cash and Cash Requirements
As of December 31, 2023, we held approximately $340.9 million of cash and cash equivalents that were held in either operating accounts or invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate generally around 5.0% as of December 31, 2023. Approximately 50% of our cash was held outside of the United States.
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
We have cash requirements to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs or objectives. Refer to Note 10. Leases and Note 11. Financing to the Consolidated Financial Statements for further details on our contractual obligations and the timing of expected future payments under our lease and debt agreements, respectively.
We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of December 31, 2023, we had purchase obligations of $205.9 million, with $198.6 million payable in the next 12 months.
With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our credit facilities, enter into new credit facilities and borrow directly thereunder and/or access the capital markets. As of December 31, 2023, we had $750.0 million of borrowing capacity under our revolving credit facility. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
As of December 31, 2023, we believe that we have sufficient liquidity to satisfy our cash needs.
Guarantees
As of December 31, 2023, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $79.2 million. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
LEGAL PROCEEDINGS
Refer to Note 18. Litigation and Contingencies to the Consolidated Financial Statements for information regarding legal proceedings, contingencies, and guarantees. For a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
We believe the following accounting estimates are most critical to an understanding of our financial statements. Estimates are considered to be critical if they meet both of the following criteria: (i) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (ii) material changes in the estimate are reasonably likely from period to period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements.
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

In the first quarter of 2023, we realigned our internal organization, as further discussed in Note 16. Segment Information, which resulted in a decrease in the number of reporting units for goodwill impairment testing from seven reporting units to five reporting units. For historical reporting units that were divided among our new reporting units after the realignment, we used the relative fair value method to reallocate goodwill to the new reporting units. We performed a qualitative goodwill impairment test immediately prior to and following the change in reporting units. Factors we considered in the qualitative assessment included general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment, we determined on the basis of the qualitative and quantitative factors that the fair values of the reporting units were more likely than not greater than their respective carrying values both immediately prior to and following the change in reporting units, and therefore, a quantitative test was not required.
As part of our 2023 annual impairment analysis, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all four of our reporting units as of the assessment date, or approximately $1.7 billion of goodwill as of the assessment date. Factors we considered in the qualitative assessment included general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment we determined on the basis of the qualitative and quantitative factors, that the fair values of the reporting units were more likely than not greater than their respective carrying values, and therefore, a quantitative test was not required.
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

If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings which would adversely affect our financial statements. No goodwill or other intangible assets impairment charges were recorded during the years ended December 31, 2023, 2022 and 2021.
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

Certain customer arrangements, including our SaaS product offerings, include multiple performance obligations, typically hardware, installation, training, consulting, services and/or post-contract customer support (“PCS”). The Company allocates the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers, and/or a residual approach when the observable selling price of a good or service is not known and is either highly variable or uncertain. Allocating the transaction price to each performance obligation may require judgment.
If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected. Historically, our estimates of revenue have been materially correct.
Income Taxes
In accordance with GAAP, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected in our Consolidated Statements of Earnings and Comprehensive Income. We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires the Company to make judgments and estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies.

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
NEW ACCOUNTING STANDARDS
Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements for information regarding new accounting standards.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 15, 2024 appears on page 42 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vontier Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Vontier Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Vontier Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022 and the related consolidated statements of earnings and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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
February 15, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vontier Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vontier Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for credit losses of commercial purchase security agreements
Description of the Matter
The Company’s financing receivables portfolio and the associated allowance for credit losses for commercial purchase security agreements, were $346.4 million and $41.5 million as of December 31, 2023, respectively. As described in Note 2 to the consolidated financial statements, Financial Instruments-Credit Losses (Topic 326), requires a forward-looking approach, based on expected losses to estimate credit losses on certain types of financial instruments, including trade accounts and financing receivables.

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

Raleigh, North Carolina
February 15, 2024

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$340.9	$204.5
Accounts receivable, less allowance for credit losses of $35.7 million and $34.2 million as of December 31, 2023 and 2022, respectively	497.5	514.8
Inventories	296.6	346.0
Prepaid expenses and other current assets	141.4	152.8
Equity securities measured at fair value	—	21.3
Current assets held for sale	56.1	145.6
Total current assets	1,332.5	1,385.0
Property, plant and equipment, net	102.3	92.1
Operating lease right-of-use assets	47.0	44.5
Long-term financing receivables, less allowance for credit losses of $33.7 million and $37.7 million as of December 31, 2023 and 2022, respectively	276.2	249.8
Other intangible assets, net	568.3	649.7
Goodwill	1,742.4	1,738.7
Other assets	225.3	183.5
Total assets	$4,294.0	$4,343.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$106.6	$4.6
Trade accounts payable	366.8	430.9
Current operating lease liabilities	14.0	13.8
Accrued expenses and other current liabilities	435.8	437.6
Current liabilities held for sale	32.1	43.0
Total current liabilities	955.3	929.9
Long-term operating lease liabilities	37.1	34.0
Long-term debt	2,189.0	2,585.7
Other long-term liabilities	217.0	214.2
Total liabilities	3,398.4	3,763.8
Commitments and Contingencies (Note 18)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 170.8 million and 169.7 million shares issued, and 154.3 million and 156.0 million outstanding as of December 31, 2023 and 2022, respectively	—	—
Treasury stock, at cost, 16.5 million and 13.7 million shares as of December 31, 2023 and 2022, respectively	(403.4)	(328.0)
Additional paid-in capital	56.8	27.6
Retained earnings	1,132.1	770.8
Accumulated other comprehensive income	104.9	106.1
Total Vontier stockholders’ equity	890.4	576.5
Noncontrolling interests	5.2	3.0
Total equity	895.6	579.5
Total liabilities and equity	$4,294.0	$4,343.3

See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Sales of products	$2,778.1	$2,874.3	$2,712.7
Sales of services	317.1	310.1	278.0
Total sales	3,095.2	3,184.4	2,990.7
Operating costs and expenses:
Cost of product sales, excluding amortization of acquisition-related intangible assets	(1,451.0)	(1,552.5)	(1,445.9)
Cost of service sales, excluding amortization of acquisition-related intangible assets	(213.0)	(203.6)	(211.7)
Selling, general and administrative expenses	(643.1)	(627.8)	(579.2)
Research and development expenses	(163.5)	(144.6)	(129.3)
Amortization of acquisition-related intangible assets	(81.2)	(78.0)	(42.4)
Operating profit	543.4	577.9	582.2
Non-operating income (expense), net:
Interest expense, net	(93.7)	(69.6)	(47.8)
Gain on sale of business	34.4	—	—
Gain on previously held equity interests from combination of business	—	32.7	—
Unrealized loss on equity securities measured at fair value	—	(8.7)	—
Other non-operating expense, net	(0.6)	(4.9)	(0.4)
Earnings before income taxes	483.5	527.4	534.0
Provision for income taxes	(106.6)	(126.1)	(121.0)
Net earnings	$376.9	$401.3	$413.0

Net earnings per share:
Basic	$2.43	$2.50	$2.44
Diluted	$2.42	$2.49	$2.43
Weighted average shares outstanding:
Basic	155.1	160.5	169.0
Diluted	156.0	161.0	170.1

Net earnings	$376.9	$401.3	$413.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1.3)	(77.1)	(13.4)
Other adjustments	0.1	1.5	1.3
Total other comprehensive loss, net of income taxes	(1.2)	(75.6)	(12.1)
Comprehensive income	$375.7	$325.7	$400.9
See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	168.5	$—	—	$—	$7.6	$(13.6)	$193.8	$3.9	$191.7
Net earnings	—	—	—	—	—	413.0	—	—	413.0
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(12.7)	—	—	(12.7)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	—	—	25.5	—	—	—	25.5
Common stock-based award activity, net of shares for tax withholding	0.7	—	—	—	3.4	—	—	—	3.4
Acquisition of noncontrolling interest	—	—	—	—	(2.0)	—	—	0.1	(1.9)
Separation-related adjustments and other	—	—	—	—	(33.0)	—	—	—	(33.0)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance, December 31, 2021	169.2	—	—	—	1.5	386.7	181.7	3.8	573.7
Net earnings	—	—	—	—	—	401.3	—	—	401.3
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(15.9)	—	—	(15.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(75.6)	—	(75.6)
Stock-based compensation expense	—	—	—	—	23.9	—	—	0.4	24.3
Common stock-based award activity, net of shares for tax withholding	0.5	—	—	—	(1.6)	—	—	—	(1.6)
Purchase of treasury stock	—	—	13.7	(328.0)	—	—	—	—	(328.0)
Change in noncontrolling interests and other	—	—	—	—	3.8	(1.3)	—	(1.2)	1.3
Balance, December 31, 2022	169.7	—	13.7	(328.0)	27.6	770.8	106.1	3.0	579.5
Net earnings	—	—	—	—	—	376.9	—	—	376.9
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(15.6)	—	—	(15.6)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	27.4	—	—	4.1	31.5
Common stock-based award activity, net of shares for tax withholding	1.1	—	—	—	2.2	—	—	—	2.2
Purchase of treasury stock	—	—	2.8	(75.4)	—	—	—	—	(75.4)
Change in noncontrolling interests and other	—	—	—	—	(0.4)	—	—	(1.9)	(2.3)
Balance, December 31, 2023	170.8	$—	16.5	$(403.4)	$56.8	$1,132.1	$104.9	$5.2	$895.6

See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$376.9	$401.3	$413.0
Non-cash items:
Depreciation expense	43.8	40.9	45.9
Amortization of acquisition-related intangible assets	81.2	78.0	42.4
Stock-based compensation expense	31.5	24.3	25.5
Amortization of debt issuance costs	3.8	3.4	3.4
Amortization of acquisition-related inventory fair value step-up	1.3	1.1	6.8
Loss on equity investments	1.1	3.0	—
Gain on sale of business	(34.4)	—	—
(Gain) loss on sale of property	(2.8)	0.8	—
Gain on previously held equity interests from combination of business	—	(32.7)	—
Unrealized loss on equity securities measured at fair value	—	8.7	—
Impairment charges	—	3.6	—
Write-off of deferred financing costs	—	—	3.4
Gain on settlement of investment	—	—	(3.3)
Change in accounts receivable, net	(148.1)	(217.2)	(140.4)
Change in inventories	48.9	(74.3)	(34.6)
Change in prepaid expenses and other assets	37.8	(16.0)	(0.7)
Change in long-term financing receivables, net	141.2	140.3	136.2
Change in trade accounts payable	(66.8)	21.3	45.6
Change in accrued expenses and other liabilities	(13.1)	(24.1)	(16.9)
Change in deferred income taxes	(47.3)	(41.2)	(45.2)
Net cash provided by operating activities	455.0	321.2	481.1
Cash flows from investing activities:
Proceeds from sale of business, net of cash provided	107.5	—	—
Cash paid for acquisitions, net of cash received	—	(277.5)	(955.8)
Payments for additions to property, plant and equipment	(60.1)	(60.0)	(47.8)
Proceeds from sale of property	4.5	0.4	—
Cash paid for equity investments	(3.0)	(11.8)	(11.3)
Proceeds from sale of equity securities	20.4	19.0	—
Cash received for settlement of investment	—	—	7.2
Net cash provided by (used in) investing activities	69.3	(329.9)	(1,007.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,167.0	2,186.5
Repayment of long-term debt	(300.0)	(1,167.0)	(1,400.0)
Net proceeds from (repayments of) short-term borrowings	1.9	0.4	(7.0)
Payments for debt issuance costs	—	(0.8)	(5.1)
Payments of common stock cash dividend	(15.5)	(15.9)	(12.7)
Purchases of treasury stock	(74.7)	(328.0)	—
Proceeds from stock option exercises	10.4	2.5	7.5
Acquisition of noncontrolling interest	—	—	(1.9)
Net transfers to Former Parent	—	—	(35.6)
Other financing activities	(9.9)	(6.1)	(6.2)
Net cash (used in) provided by financing activities	(387.8)	(347.9)	725.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(11.5)	(6.8)
Net change in cash and cash equivalents	136.4	(368.1)	192.1
Beginning balance of cash and cash equivalents	204.5	572.6	380.5
Ending balance of cash and cash equivalents	$340.9	$204.5	$572.6

See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OVERVIEW
Nature of Business
Vontier Corporation (“Vontier” or the “Company”) is a global industrial technology company uniting productivity, automation and multi-energy technologies to meet the needs of a rapidly evolving, more connected mobility ecosystem. As of December 31, 2023, the Company operates through three reportable segments which align to the Company’s three operating segments: (i) Mobility Technologies, which provides digitally enabled equipment and solutions to support efficient operations across the mobility ecosystem, including point-of-sale and payment systems, workflow automation solutions, telematics, data analytics, software platform for electric vehicle charging networks, and integrated solutions for alternative fuel dispensing; (ii) Repair Solutions, which manufactures and distributes aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a network of mobile franchisees; and (iii) Environmental & Fueling Solutions, which provides environmental and fueling hardware and software, and aftermarket solutions for global fueling infrastructure.
Vontier Corporation was incorporated in 2019 in connection with the separation of Vontier from Fortive Corporation (“Fortive” or “Former Parent”) on October 9, 2020, as an independent company (the “Separation”).
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
The Consolidated Financial Statements include all accounts of Vontier and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of operations, therefore, net earnings and net earnings per share attributable to noncontrolling interests are not presented separately in the Company’s Consolidated Statements of Earnings and Comprehensive Income. Net earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses (“SG&A”) and were insignificant in all periods presented.
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
Accounts and Financing Receivables and Allowances for Credit Losses
All trade accounts and financing receivables are reported in the accompanying Consolidated Balance Sheets net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from trade accounts and financing receivables portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of our portfolios to determine if an impairment has occurred and evaluate the collectability of receivables based on a combination of financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

Additions to the allowances for credit losses are charged to current period earnings and amounts determined to be uncollectible are charged directly against the allowances. Any amounts recovered on accounts that were previously written-off reduces the amounts charged to current period earnings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts and financing receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. Expense associated with credit losses was $42.5 million, $32.2 million and $36.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Financing Receivables
The Company estimates its allowance to reflect expected credit losses over the remaining contractual life of the asset. Assets with similar risk characteristics are pooled for this measurement based on attributes which includes asset type, duration, and/or credit risk rating. The future expected losses of each pool are estimated based on numerous quantitative and qualitative factors reflecting management’s estimate of collectability over the remaining contractual life of the pooled assets, including:

•portfolio duration;
•historical, current, and forecasted future loss experience by asset type;
•historical, current, and forecasted delinquency and write-off trends;
•historical, current, and forecasted economic conditions; and
•historical, current, and forecasted credit risk.
Inventories
Inventories include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value primarily using the first-in, first-out (“FIFO”) method. The net realizable value of inventory, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, is estimated based on assumptions of future demand and related pricing.
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
In the first quarter of 2023, the Company realigned its internal organization, as further discussed in Note 16. Segment Information, which resulted in a decrease in the number of reporting units for goodwill impairment testing from seven reporting units to five reporting units. For historical reporting units that were divided among our new reporting units after the realignment, the Company used the relative fair value method to reallocate goodwill to the new reporting units. The Company performed a qualitative goodwill impairment test immediately prior to and following the change in reporting units. Factors considered in the qualitative assessment included general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the reporting units, events or changes affecting the composition or carrying value of the net assets of the reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on the assessment, the Company determined on the basis of the qualitative and quantitative factors that the fair values of the reporting units were more likely than not greater than their respective carrying values both immediately prior to and following the change in reporting units, and therefore, a quantitative test was not required.
As part of the Company’s 2023 annual impairment analysis, the Company elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all four of the Company’s reporting units as of the assessment date, or approximately $1.7 billion of goodwill as of the assessment date. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the reporting units, events or changes affecting the composition or carrying value of the net assets of the reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on the assessment, the Company determined on the basis of the qualitative and quantitative factors that the fair values of the reporting units were more likely than not greater than their respective carrying values, and therefore, a quantitative test was not required.
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

No goodwill or other intangible assets impairment charges were recorded during the years ended December 31, 2023, 2022 and 2021.
Insurance Liabilities
The Company is self-insured for certain losses related to medical claims. The Company has stop-loss coverage to limit the exposure arising from medical claims. In addition, the Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation and automobile.
Debt Issuance Costs
Debt issuance costs relating to the Company’s term loan and senior note facilities are recorded as a direct reduction of the carrying amount of the related debt. These costs are deferred and amortized to interest expense using the effective interest method, over the respective terms of the related debt.
Debt issuance costs relating to the Company’s revolving credit facilities are recorded in Other assets on the Consolidated Balance Sheets. These costs are deferred and amortized to interest expense using the straight-line method over the respective terms of the related debt.

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
Most of the Company’s sales contracts contain standard terms and conditions. The Company evaluates contracts to identify distinct goods and services promised in the contract, the performance obligations. Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements, including our SaaS product offerings, include multiple performance obligations, typically hardware, installation, training, consulting, services and/or PCS. These elements are often delivered within the same reporting period, however, the Company’s SaaS, PCS and other subscription-based and extended contracts may extend beyond one year. The Company allocates the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers, and/or a residual approach when the observable selling price of a good or service is not known and is either highly variable or uncertain. Allocating the transaction price to each performance obligation may require judgment.
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
Shipping and Handling
Shipping and handling costs are included as a component of Cost of sales in the Consolidated Statements of Earnings and Comprehensive Income. Revenue derived from shipping and handling costs billed to customers is included in Sales in the Consolidated Statements of Earnings and Comprehensive Income.
Advertising
Advertising costs are expensed as incurred and are included as a component of Selling, general and administrative expenses in the Consolidated Statements of Earnings and Comprehensive Income.
Research and Development
The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of existing products and expanding the applications for which uses of the Company’s products are appropriate. Research and development costs are expensed as incurred.

Restructuring
The Company periodically initiates restructuring activities to appropriately position its cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include termination benefits and related charges in addition to facility closure, contract termination and other related activities, and are recorded when the associated liability is incurred. Refer to Note 17. Restructuring and Other Related Charges for additional information.
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
Accounting for Stock-Based Compensation
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
Expected years until exercise: The expected term of stock options granted is based on an estimate of when options will be exercised in the future. As the Company does not have sufficient history to estimate its expected term, the Company applied the simplified method of estimating the expected term of the options, as described in the SEC’s Staff Accounting Bulletins 107 and 110. The expected term, calculated under the simplified method, is applied to all stock options which have similar contractual terms. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.
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
Income Taxes
In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Consolidated Statements of Earnings and Comprehensive Income. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in the Consolidated Statements of Earnings and Comprehensive Income. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not, a likelihood of more than 50 percent, that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of deferred tax assets for each of the jurisdictions in which it operates. If there is cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, the Company generally concludes that the deferred tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if there are cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, the Company then considers a series of factors in the determination of whether the deferred tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred tax assets are expected to be realized within the tax carryforward period allowed for by that specific country, the Company would conclude that no valuation allowance would be required. To the extent that the deferred tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, a valuation allowance is established.
Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. The Company reevaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires. Potential accrued interest and penalties associated with unrecognized tax positions are recognized as a component of Provision for income taxes in the Consolidated Statements of Earnings and Comprehensive Income. Refer to Note 15. Income Taxes for additional information.
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
Recently Adopted Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 became effective for the Company’s annual and interim periods beginning on January 1, 2023. The Company has disclosed current-period gross write-offs in Note 4. Financing and Trade Receivables, while the other provisions of ASU 2022-02 did not have a material impact on the Company’s financial statements.
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

Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for the Company’s annual financial statements for the year ended December 31, 2025, with early adoption permitted. Prospective application is required, with retrospective application permitted. The Company is currently assessing the impact ASU 2023-09 will have on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances segment disclosures primarily by requiring disclosure of significant segment expenses. ASU 2023-07 is effective for the Company’s annual financial statements for the year ended December 31, 2024, and for its interim financial statements beginning with the first fiscal quarter of the year ended December 31, 2025, with early adoption permitted. Retrospective application is required. The Company is currently assessing the impact ASU 2023-07 will have on its consolidated financial statements.
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
Acquisition-related costs are included in Selling, general and administrative expenses in the Consolidated Statements of Earnings and Comprehensive Income.
The Company did not make any acquisitions during the year ended December 31, 2023. The following describes the Company’s acquisition activity during the years ended December 31, 2022 and 2021.
2022 Acquisitions
Driivz
On February 7, 2022, the Company acquired the remaining 81% of the outstanding shares of Driivz Ltd. (“Driivz”) for $152.5 million, net of cash received. Driivz, which is based in Israel, is a cloud-based subscription software platform supporting electric vehicle charging infrastructure (“EVCI”) providers with operations management, energy optimization, billing and roaming capabilities, as well as driver self-service apps. The acquisition of Driivz accelerates the Company’s portfolio diversification and e-mobility strategies and positions the Company to capitalize on the global EVCI market opportunities.

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

The Company’s final purchase price allocation is as follows:

($ in millions)	Final Purchase Price Allocation	Weighted Average Amortization Period
Accounts receivable	$1.0
Technology	56.3	8.0
Customer relationships	28.1	13.0
Trade names	9.2	16.0
Goodwill	125.7
Other assets	2.9
Accrued expenses and other current liabilities	(12.5)
Other long-term liabilities	(15.2)
Purchase price, net of cash received	$195.5

The Company recorded certain adjustments to the preliminary purchase price allocation during the measurement period resulting in a net decrease of $5.2 million to goodwill.

The carrying value of the Company’s approximately 19% interest in Driivz prior to the acquisition was $10.3 million, which historically was carried at cost. In connection with the acquisition, this investment was remeasured to a fair value of $43.0 million resulting in the recognition of an aggregate noncash gain of $32.7 million during the year ended December 31, 2022, which was included in Gain on previously held equity interests from combination of business in the Consolidated Statements of Earnings and Comprehensive Income.

The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to Driivz as it did not have a material effect on the Company’s results. Driivz is presented in the Company’s Mobility Technologies segment.
Invenco
On August 31, 2022, the Company acquired all of the outstanding equity interests of Invenco Group Ltd. (“Invenco”) for $83.1 million, net of cash received. The purchase price includes contingent consideration measured at $6.1 million, which can reach up to $100.0 million based on achieving certain revenue targets. Invenco, which is based in New Zealand, is a global provider of self-service payment and microservice solutions with a range of products including outdoor payment terminals, electronic payment servers, payment switches and cloud services. The acquisition of Invenco further advances the Company’s portfolio diversification and accelerates its digital strategy.

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

Other Acquisitions

In addition to the acquisitions noted above, during the year ended December 31, 2022, the Company acquired all of the outstanding equity interests in two other businesses for $43.4 million, net of cash received. The purchase price includes $5.5 million of contingent consideration, which is based on future revenues of the acquired business and is unlimited. Both of these acquisitions align with the Company’s portfolio diversification strategy and enable opportunities in new end markets.

The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to these acquisitions as they did not have a material effect on the Company’s results, individually or in aggregate. These acquisitions are presented in the Company’s Mobility Technologies segment.

2021 Acquisitions

DRB Systems, LLC

On September 13, 2021, the Company acquired all of the outstanding equity interests of DRB Systems, LLC (“DRB”), a leading provider of point-of-sale, workflow software and control solutions to the car wash industry, for $955.8 million in cash. This acquisition aligns with the Company’s portfolio diversification strategy and enables opportunities in new end markets. DRB is presented in the Company’s Mobility Technologies segment.

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

The final purchase price allocation is as follows:

($ in millions)	Final Purchase Price Allocation	Weighted Average Amortization Period
Accounts receivable	$14.0
Inventories	20.9
Prepaid expenses and other current assets	3.7
Technology	142.6	9.0
Customer relationships	227.0	11.0
Trade names	36.0	14.0
Goodwill	571.8
Other assets	15.0
Trade accounts payable	(5.8)
Accrued expenses and other current liabilities	(42.1)
Other long-term liabilities	(27.3)
Purchase price, net of cash acquired	$955.8

NOTE 4. FINANCING AND TRADE RECEIVABLES
Financing receivables are comprised of commercial purchase security agreements originated between the Company’s franchisees and technicians or independent shop owners that are assumed by the Company (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”) in the Repair Solutions segment. Financing receivables are generally secured by the underlying tools and equipment financed.
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Balance Sheets and was insignificant as of December 31, 2023 and 2022.
Product sales to franchisees and the related financing income is included in Cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Balance Sheets were as follows:

($ in millions)	December 31, 2023	December 31, 2022
Gross current financing receivables:
PSAs	$100.7	$96.6
Franchisee Notes	23.1	18.4
Current financing receivables, gross	$123.8	$115.0

Allowance for credit losses:
PSAs	$12.8	$13.1
Franchisee Notes	7.3	6.5
Total allowance for credit losses	$20.1	$19.6

Net current financing receivables:
PSAs, net	$87.9	$83.5
Franchisee Notes, net	15.8	11.9
Total current financing receivables, net	$103.7	$95.4

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	December 31, 2023	December 31, 2022
Gross long-term financing receivables:
PSAs	$245.7	$224.0
Franchisee Notes	64.2	63.5
Long-term financing receivables, gross	$309.9	$287.5

Allowance for credit losses:
PSAs	$28.7	$32.4
Franchisee Notes	5.0	5.3
Total allowance for credit losses	$33.7	$37.7

Net long-term financing receivables:
PSAs, net	$217.0	$191.6
Franchisee Notes, net	59.2	58.2
Total long-term financing receivables, net	$276.2	$249.8
Net deferred origination costs were insignificant as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the net unamortized discount on our financing receivables was $17.6 million and $16.8 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of December 31, 2023 and 2022 were insignificant.
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

The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the year ended December 31, 2023 is as follows:

($ in millions)	2023	2022	2021	2020	2019	Prior	Total
PSAs
Credit Score:
Less than 400	$15.8	$7.1	$3.7	$1.8	$0.8	$—	$29.2
400-599	27.6	12.8	6.4	3.4	1.2	0.3	51.7
600-799	57.6	25.7	14.2	6.6	1.9	0.6	106.6
800+	92.7	38.2	17.6	8.0	2.0	0.4	158.9
Total PSAs	$193.7	$83.8	$41.9	$19.8	$5.9	$1.3	$346.4

Franchisee Notes
Active distributors	$25.5	$19.7	$12.3	$5.9	$4.8	$4.4	$72.6
Separated distributors	0.6	1.6	3.4	2.2	2.2	4.7	14.7
Total Franchisee Notes	$26.1	$21.3	$15.7	$8.1	$7.0	$9.1	$87.3

Current Period Gross Write-offs
PSAs	$2.8	$14.6	$10.1	$5.5	$2.4	$1.5	$36.9
Franchisee Notes	—	0.2	0.9	1.0	0.9	1.2	4.2
Total current period gross write-offs	$2.8	$14.8	$11.0	$6.5	$3.3	$2.7	$41.1

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
December 31, 2023	$3.7	$1.9	$7.2	$12.8	$333.6	$346.4	$7.2
December 31, 2022	3.6	1.8	6.9	12.3	308.3	320.6	6.9
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of December 31, 2023 and 2022.
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

The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of December 31:

	2023			2022
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$45.5	$11.8	$57.3	$54.1	$11.8	$65.9
Provision for credit losses	31.1	4.4	35.5	21.5	4.7	26.2
Write-offs	(36.9)	(4.2)	(41.1)	(32.2)	(4.9)	(37.1)
Recoveries of amounts previously charged off	1.8	0.3	2.1	2.1	0.2	2.3
Allowance for credit losses, end of year	$41.5	$12.3	$53.8	$45.5	$11.8	$57.3
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables, excluding financing receivables, and the Company’s trade accounts receivable cost basis as of December 31:

($ in millions)	2023	2022
Cost basis of trade accounts receivable	$409.4	$434.0

Allowance for credit losses balance, beginning of year	14.6	15.5
Provision for credit losses	7.0	6.0
Write-offs	(6.0)	(5.7)
Reclassification to held for sale	—	(0.3)
Foreign currency and other	—	(0.9)
Allowance for credit losses balance, end of year	15.6	14.6
Net trade accounts receivable balance	$393.8	$419.4
NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows:

($ in millions)	2023	2022
Finished goods	$132.8	$136.6
Work in process	20.1	34.8
Raw materials	143.7	174.6
Total	$296.6	$346.0
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows:

($ in millions)	2023	2022
Land and improvements	$4.9	$4.9
Buildings and leasehold improvements	68.0	66.1
Machinery, equipment and other	282.9	253.6
Gross property, plant and equipment	355.8	324.6
Less: accumulated depreciation	(253.5)	(232.5)
Property, plant and equipment, net (a)	$102.3	$92.1
(a) Includes property, plant and equipment, net in the United States of $71.7 million and $62.7 million as of December 31, 2023 and 2022, respectively.
No interest was capitalized related to capitalized expenditures during the years ended December 31, 2023, 2022 and 2021.

Depreciation expense related to property, plant and equipment was $23.2 million, $23.7 million and $23.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

($ in millions)	One Reportable Segment	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Total
Balance, December 31, 2021	$1,667.2	$—	$—	$—	$1,667.2
Measurement period adjustments for prior year acquisitions	(12.9)	—	—	—	(12.9)
Additions to goodwill for current year acquisitions	187.7	—	—	—	187.7
Reclassification to held for sale	(56.0)	—	—	—	(56.0)
Foreign currency translation and other	(47.3)	—	—	—	(47.3)
Balance, December 31, 2022	1,738.7	—	—	—	1,738.7
Reallocation to new segments(a)	(1,738.7)	1,201.5	15.2	522.0	—
Measurement period adjustments for prior year acquisitions	—	1.0	—	—	1.0
Foreign currency translation and other	—	1.5	—	1.2	2.7
Balance, December 31, 2023	$—	$1,204.0	$15.2	$523.2	$1,742.4
(a) Refer to Note 16. Segment Information for further discussion of the changes in the Company’s reportable segments during the year ended December 31, 2023.
Accumulated impairment charges, within the Mobility Technologies reportable segment, were $85.3 million as of December 31, 2023 and 2022.
Intangible Assets
Finite-lived intangible assets are generally amortized on a straight-line basis over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31:

	2023			2022
($ in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangibles:
Customer relationships	$477.3	$(217.5)	$259.8	$478.2	$(178.7)	$299.5
Patents and technology	299.6	(123.7)	175.9	299.9	(86.8)	213.1
Trademarks and trade names	57.4	(15.6)	41.8	57.6	(10.9)	46.7
Total finite-lived intangibles	834.3	(356.8)	477.5	835.7	(276.4)	559.3
Indefinite-lived intangibles:
Trademarks and trade names	90.8	—	90.8	90.4	—	90.4
Total intangibles	$925.1	$(356.8)	$568.3	$926.1	$(276.4)	$649.7

Based on the intangible assets recorded as of December 31, 2023, amortization expense is estimated to be as follows for the next five years and thereafter:

($ in millions)
2024	$80.4
2025	76.0
2026	66.5
2027	54.1
2028	44.5
Thereafter	156.0
Total	$477.5
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
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Contingent consideration liabilities	$—	$—	$9.3	$9.3
Deferred compensation liabilities	4.2	—	—	4.2
December 31, 2022
Equity securities measured at fair value	$21.3	$—	$—	$21.3
Contingent consideration liabilities	—	—	11.6	11.6
Deferred compensation liabilities	—	5.1	—	5.1
Equity Securities
The Company historically held a minority interest in Tritium Holdings Pty, Ltd (“Tritium”). On January 13, 2022, Tritium announced that it completed a business combination with Decarbonization Plus Acquisition Corporation II to make Tritium a publicly listed company on NASDAQ under the symbol “DCFC”. Once Tritium became publicly traded, the Company recorded its investment at fair value in Equity securities measured at fair value on the Consolidated Balance Sheets with changes in the value recorded in Unrealized loss on equity securities measured at fair value on the Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Statements of Cash Flows.
During the year ended December 31, 2022, the Company sold shares of Tritium stock and recognized a loss of $3.1 million. During the first quarter of 2023, the Company sold its remaining interest in Tritium and recognized a loss of $0.9 million. These losses are presented in Other non-operating expense, net on the Consolidated Statements of Earnings and Comprehensive Income and Loss on equity investments in the Consolidated Statements of Cash Flows.

Contingent Consideration
The fair value of the contingent consideration liabilities relates to potential payments to previous owners of acquired companies contingent on the achievement of certain revenue targets. The Company records a liability for contingent consideration in the purchase price for acquisitions at fair value on the acquisition date, and remeasures the liability at each reporting date, based on the Company’s estimate of the expected probability of achievement of the contingency targets. This estimate is based on significant unobservable inputs and represents a Level 3 measurement within the fair value hierarchy.
Deferred Compensation
Certain management employees participate in the Company’s nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of our compensation and benefits accrual included in Other long-term liabilities on the Consolidated Balance Sheets. Participants may choose among investment options for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
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
As of December 31, 2023, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.7 billion of goodwill and $568.3 million of identifiable intangible assets, net.
NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows:

	2023		2022
($ in millions)	Current	Long-term	Current	Long-term
Compensation, pension and post-retirement benefits	$109.5	$13.1	$95.1	$13.5
Claims, including self-insurance and litigation	24.5	80.1	33.6	82.0
Income and other taxes	35.4	32.9	28.9	24.8
Deferred revenue	132.4	53.6	135.2	48.7
Sales and product allowances	30.9	—	39.6	—
Warranty	30.5	12.5	29.7	13.3
Other	72.6	24.8	75.5	31.9
Total	$435.8	$217.0	$437.6	$214.2
Estimated warranty costs are generally accrued at the time of sale. In general, manufactured products are warrantied against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

The following is a rollforward of the accrued warranty liability:

($ in millions)	2023	2022
Accrual for warranties, beginning of year	$43.0	$49.4
Accruals for warranties issued during the year	33.8	26.1
Settlements made	(33.9)	(30.9)
Additions due to acquisition	—	0.4
Effect of foreign currency translation	0.1	(0.6)
Reclassification to held for sale	—	(1.4)
Accrual for warranties, end of year	$43.0	$43.0
NOTE 10. LEASES
The Company determines if an arrangement is or contains a lease at inception. The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. For lease agreements with both lease and non-lease components, the Company has elected the practical expedient for all underlying asset classes to account for the lease and related non-lease component(s) as a single lease component. Many leases include one option to renew, some of which include options to extend the lease for up to 15 years, and some of which include options to terminate the leases within one year. Options to renew are included in the measurement of right-of-use assets and lease liabilities if it is determined they are reasonably certain to be exercised. The Company primarily uses its incremental borrowing rate as the discount rate for its leases, as the Company is generally unable to determine the interest rate implicit in the lease. Finance leases were immaterial for the years ended December 31, 2023, 2022 and 2021, respectively.
The Consolidated Financial Statements include the following amounts related to operating leases for the years ended December 31:

($ in millions)	2023	2022	2021
Consolidated Statements of Earnings and Comprehensive Income
Operating lease cost	$23.9	$22.6	$21.5
Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	23.6	20.3	20.5
Right-of-use assets obtained in exchange for operating lease obligations	16.4	13.3	19.8
Short-term and variable lease cost and sublease income were immaterial for the years ended December 31, 2023, 2022 and 2021, respectively.
The weighted average remaining lease term and weighted average discount rate of our operating leases were as follows as of December 31:

	2023	2022
Weighted average remaining lease term	4.7 years	4.6 years
Weighted average discount rate	5.0%	4.0%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2023:

($ in millions)
2024	$15.4
2025	12.8
2026	10.1
2027	7.2
2028	4.9
Thereafter	6.6
Total lease payments	57.0
Less: imputed interest	(5.9)
Total lease liabilities	$51.1

As of December 31, 2023, the Company had no material leases that had not yet commenced.
NOTE 11. FINANCING
The Company had the following debt outstanding as of December 31:

($ in millions)	2023	2022
Short-term borrowings:
Short-term borrowings and bank overdrafts	$6.6	$4.6

Long-term debt:
Three-Year Term Loans due 2024	$100.0	$400.0
Three-Year Term Loans due 2025	600.0	600.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2026	—	—
Total long-term debt	2,300.0	2,600.0
Less: current portion of long-term debt	(100.0)	—
Less: discounts and debt issuance costs	(11.0)	(14.3)
Total long-term debt, net	$2,189.0	$2,585.7
Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the short-term borrowings section above are immaterial. Given the nature of the short-term borrowings, the carrying value approximates fair value as of both December 31, 2023 and 2022.
We made interest payments of $94.7 million, $67.5 million and $37.1 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to the Company’s long-term debt.

As of December 31, 2023, the contractual maturities of the Company’s long-term debt were as follows:

($ in millions)
2024	$100.0
2025	600.0
2026	500.0
2027	—
2028	500.0
Thereafter	600.0
Total principal payments	$2,300.0
Credit Facilities
A&R Credit Agreement
On April 28, 2021, the Company executed an amended and restated credit agreement (the “A&R Credit Agreement”), which consists of a $400.0 million three-year term loan (the “Three-Year Term Loans Due 2024”) and a $750.0 million Revolving Credit Facility. Two of the Company’s wholly-owned subsidiaries are Guarantors under the A&R Credit Agreement. The A&R Credit Agreement addresses the discontinuation of LIBOR and its impact on U.S. dollar and multicurrency loans.
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
The A&R Credit Agreement contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenants during periods in which the financial covenants are tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the A&R Credit Agreement, the lenders will be able to declare any outstanding principal balance of our Credit Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the A&R Credit Agreement. As of December 31, 2023, the Company was in compliance with its debt covenants under the A&R Credit Agreement.
Three-Year Term Loans Due 2024

The Three-Year Term Loans Due 2024, which mature on October 28, 2024, bear interest at a variable rate equal to SOFR plus an 11.4 basis points SOFR adjustment, plus a ratings-based margin which was 112.5 basis points as of December 31, 2023. The interest rate was 6.60% per annum as of December 31, 2023. The Company is not obligated to make repayments prior to the maturity date, but did voluntarily repay $300.0 million during the year ended December 31, 2023. The Company is not permitted to re-borrow once repayment is made. There was no material difference between the carrying value and the estimated fair value of the debt outstanding as of December 31, 2023.
Revolving Credit Facility

As of December 31, 2023, there were no borrowings outstanding and $750.0 million of borrowing capacity under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate equal to SOFR plus an 11.4 basis points SOFR adjustment, plus a ratings-based margin which was 117.5 basis points as of December 31, 2023. The Revolving Credit Facility requires the Company to pay lenders a commitment fee for unused commitments of 0.125% to 0.325% based on the ratings grid.

Three-Year Term Loans Due 2025
On October 28, 2022 the Company entered into a three-year, $600.0 million senior unsecured delayed draw term loan (the “Three-Year Term Loans Due 2025”) with a syndicate of lenders. The Company’s two wholly-owned subsidiaries which are Guarantors under the A&R Credit Agreement are also Guarantors under the Three-Year Term Loans Due 2025. On December 30, 2022, the Company drew the entire $600.0 million and used the proceeds to pay off other debt obligations.
The Three-Year Term Loans Due 2025, which mature on December 30, 2025, bear interest at a variable rate equal to SOFR plus a 10.0 basis points credit spread adjustment plus a ratings-based margin which was 125.0 basis points as of December 31, 2023. The interest rate was 6.71% per annum as of December 31, 2023. The Company is not obligated to make repayments prior to the maturity date. The Company is not permitted to re-borrow once the Three-Year Term Loans Due 2025 are repaid and there is no further ability to draw on the facility.
As of December 31, 2023, there was no material difference between the carrying value and the estimated fair value of the debt outstanding.
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
In connection with the issuance of the Notes, the Company entered into a registration rights agreement, pursuant to which the Company was obligated to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission, and cause to be declared effective within 365 days, a registration statement with respect to an offer to exchange (the “Registered Exchange Offer”) each series of Notes for registered notes with terms that are substantially identical to the Notes of each series. The Registered Exchange Offer was completed on January 18, 2022. Substantially all of the Notes were tendered and exchanged for the corresponding Registered Notes in the Registered Exchange Offer.
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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2023, the Company was in compliance with all of the covenants under the Registered Notes.
The estimated fair value of the Registered Notes was $1.4 billion as of December 31, 2023. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.

Short-term Borrowings
As of December 31, 2023, certain of the Company’s businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings and current portion of long-term debt on the Consolidated Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings and current portion of long-term debt on the Consolidated Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of December 31, 2023.

Interest payments associated with the above short-term borrowings were not significant for the years ended December 31, 2023, 2022 and 2021.
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
The pension benefit obligations of the Company’s plans were $14.9 million and $14.6 million as of December 31, 2023 and 2022, respectively. The fair value of the plan assets was $8.2 million and $7.6 million as of December 31, 2023 and 2022, respectively, and include the use of Level 1 and Level 2 inputs in determining the fair value. As of December 31, 2023 and 2022, the underfunded status of the plans was $6.7 million and $7.0 million, respectively, and was included in Accrued expenses and other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of December 31, 2023 and 2022. The net periodic benefit costs were $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Defined Contribution Plans
The Company administers and maintains 401(k) Programs. Contributions are determined based on a percentage of compensation. For the years ended December 31, 2023, 2022 and 2021, compensation expense for participating U.S. employees in the 401(k) Programs was $49.3 million, $41.0 million and $40.0 million, respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign currency translation adjustments		Other adjustments (b)		Total
Balance, December 31, 2020	$198.3		$(4.5)		$193.8
Other comprehensive loss before reclassifications, net of income taxes	(13.4)		—		(13.4)
Amounts reclassified from accumulated other comprehensive income:
Increase	—		1.9	(a)	1.9
Income tax impact	—		(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—		1.3		1.3
Net current period other comprehensive (loss) income, net of income taxes	(13.4)		1.3		(12.1)
Balance, December 31, 2021	184.9		(3.2)		181.7
Other comprehensive loss before reclassifications, net of income taxes	(77.1)		—		(77.1)
Amounts reclassified from accumulated other comprehensive income:
Increase	—		2.0	(a)	2.0
Income tax impact	—		(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—		1.5		1.5
Net current period other comprehensive (loss) income, net of income taxes	(77.1)		1.5		(75.6)
Balance, December 31, 2022	107.8		(1.7)		106.1
Other comprehensive loss before reclassifications, net of income taxes	(1.6)		—		(1.6)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	0.3	(c)	—		0.3
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	0.3		0.1		0.4
Net current period other comprehensive (loss) income, net of income taxes	(1.3)		0.1		(1.2)
Balance, December 31, 2023	$106.5		$(1.6)		$104.9

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) Reclassified to Gain on sale of business in the Consolidated Statements of Earnings and Comprehensive Income.

NOTE 14. SALES
Refer to a discussion of the Company’s significant accounting policies regarding sales in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $6.8 million and $12.3 million as of December 31, 2023 and 2022, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Contract Costs
The Company incurs direct incremental costs to obtain certain contracts, typically costs associated with assets used by our customers in certain service arrangements and sales-related commissions. As of December 31, 2023 and 2022, the Company had $90.9 million and $88.6 million, respectively, in revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis. Total expense related to net revenue-related capitalized contract costs was $41.0 million, $34.6 million and $39.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Impairment losses recognized on our revenue-related capitalized contract costs were insignificant during the years ended December 31, 2023, 2022 and 2021.
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
The Company’s contract liabilities consisted of the following as of December 31:

($ in millions)	2023	2022
Deferred revenue, current	$132.4	$135.2
Deferred revenue, noncurrent	53.6	48.7
Total contract liabilities	$186.0	$183.9
During the year ended December 31, 2023, the Company recognized $101.8 million of revenue related to the Company’s contract liabilities at December 31, 2022. The change in contract liabilities from December 31, 2022 to December 31, 2023 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations which are unsatisfied as of the end of the period. The Company has excluded performance obligations with an original expected duration of one year or less and amounts for variable consideration allocated to wholly-unsatisfied performance obligations. Remaining performance obligations as of December 31, 2023 were $536.1 million, the majority of which are related to software-as-a-service and extended warranty and service contracts. The Company expects approximately 70 percent of the remaining performance obligations will be fulfilled within the next two years, 85 percent within the next three years, and 90 percent within four years.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by sales of products and services and geographic location for each of our reportable segments, as it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Disaggregation of revenue was as follows for the year ended December 31, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales:
Sales of products	$872.3	$649.1	$1,163.0	$93.7	$—	$2,778.1
Sales of services	128.9	2.4	160.7	25.1	—	317.1
Intersegment sales	2.6	—	—	—	(2.6)	—
Total	$1,003.8	$651.5	$1,323.7	$118.8	$(2.6)	$3,095.2

Geographic:
North America (a)	$703.3	$651.5	$815.6	$117.2	$—	$2,287.6
Western Europe	88.7	—	164.3	—	—	253.0
High growth markets	134.1	—	290.8	1.6	—	426.5
Rest of world	75.1	—	53.0	—	—	128.1
Intersegment sales	2.6	—	—	—	(2.6)	—
Total	$1,003.8	$651.5	$1,323.7	$118.8	$(2.6)	$3,095.2
(a) Includes total sales in the United States of $2,161.0 million.
Disaggregation of revenue was as follows for the year ended December 31, 2022:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$801.0	$609.1	$1,320.6	$143.6	$2,874.3
Sales of services	106.8	2.4	173.0	27.9	310.1
Total	$907.8	$611.5	$1,493.6	$171.5	$3,184.4

Geographic:
North America (a)	$648.3	$611.5	$954.7	$168.5	$2,383.0
Western Europe	75.6	—	167.0	—	242.6
High growth markets	102.8	—	313.5	2.8	419.1
Rest of world	81.1	—	58.4	0.2	139.7
Total	$907.8	$611.5	$1,493.6	$171.5	$3,184.4
(a) Includes total sales in the United States of $2,280.3 million.

Disaggregation of revenue was as follows for the year ended December 31, 2021:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$661.6	$591.5	$1,310.0	$149.6	$2,712.7
Sales of services	77.7	2.9	171.7	25.7	278.0
Total	$739.3	$594.4	$1,481.7	$175.3	$2,990.7

Geographic:
North America (a)	$476.4	$594.4	$890.0	$170.3	$2,131.1
Western Europe	81.6	—	184.5	—	266.1
High growth markets	107.4	—	342.2	4.5	454.1
Rest of world	73.9	—	65.0	0.5	139.4
Total	$739.3	$594.4	$1,481.7	$175.3	$2,990.7
(a) Includes total sales in the United States of $2,056.9 million.
NOTE 15. INCOME TAXES
Earnings and Income Taxes
Earnings (losses) before income taxes for the years ended December 31 were as follows:

($ in millions)	2023	2022	2021
United States	$482.8	$552.4	$506.8
Non-U.S.	0.7	(25.0)	27.2
Total	$483.5	$527.4	$534.0
The provision (benefit) for income taxes for the years ended December 31 were as follows:

($ in millions)	2023	2022	2021
Current:
Federal U.S.	$109.3	$127.1	$122.2
Non-U.S.	15.1	14.4	15.5
State and local	21.9	28.1	29.0
Deferred:
Federal U.S.	(25.3)	(26.3)	(32.8)
Non-U.S.	(13.9)	(15.5)	(10.2)
State and local	(0.5)	(1.7)	(2.7)
Income tax provision	$106.6	$126.1	$121.0

Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively. Deferred tax assets and liabilities as of December 31 were as follows:

($ in millions)	2023	2022
Deferred tax assets:
Allowance for credit losses	$21.9	$23.7
Operating lease liabilities	10.0	11.7
Inventories	14.8	15.8
Pension benefits	1.4	1.7
Other accruals and prepayments	35.7	42.6
Deferred revenue	16.5	16.0
Warranty services	8.9	9.5
Stock-based compensation expense	7.7	6.8
Tax credit and loss carryforwards	63.0	50.8
Other	6.9	5.0
Valuation allowances	(27.2)	(26.8)
Total deferred tax assets	159.6	156.8
Deferred tax liabilities:
Property, plant and equipment	(5.4)	(4.5)
Operating lease right-of-use assets	(9.5)	(10.4)
Insurance, including self-insurance	(2.5)	(6.5)
Goodwill and other intangibles	(59.8)	(105.4)
Other	(6.1)	(3.3)
Total deferred tax liabilities	(83.3)	(130.1)
Net deferred tax asset	$76.3	$26.7
Applying the valuation allowance methodology discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period. The Company’s valuation allowance increased by $0.4 million during the current year.
As of December 31, 2023, the Company has federal, various state, and foreign net operating losses in the amounts of $9.9 million, $45.0 million, and $240.8 million, respectively. These net operating loss carryforwards have various expiration periods beginning in 2023, including some with no expiration.

Effective Tax Rate
The effective tax rate for the years ended December 31 varies from the U.S. statutory federal tax rate as follows:

	Percentage of Pretax Earnings
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	3.6%	4.0%	3.9%
Non-U.S. income taxed at different rate than U.S. statutory rate	(0.2)%	0.7%	0.7%
Foreign derived intangible income taxation	(0.9)%	(1.4)%	(1.5)%
Nontaxable income	(1.3)%	(0.9)%	(1.0)%
Uncertain tax positions	3.3%	0.3%	0.2%
Tax credits	(2.2)%	(1.3)%	(1.0)%
Business reorganizations and divestitures	(1.5)%	—%	—%
Other	0.2%	1.5%	0.4%
Effective income tax rate	22.0%	23.9%	22.7%
Our effective tax rate for the years ended December 31, 2023, 2022 and 2021 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of state taxes, foreign derived intangible income, tax credits and non-taxable income. Additionally, for the year ended December 31, 2023, there was a favorable impact related to business reorganizations and divestitures which was offset by an increase to uncertain tax positions.
We made income tax payments of $126.0 million, $167.2 million and $218.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Unrecognized Tax Benefits
Gross unrecognized tax benefits were $27.0 million ($31.3 million total, including $5.1 million associated with interest and penalties, and net of the impact of $0.8 million of indirect tax benefits) and $14.0 million ($15.7 million total, including $2.0 million associated with interest and penalties, and net of the impact of $0.3 million of indirect tax benefits) as of December 31, 2023 and 2022, respectively. The Company recognized $3.2 million, $1.1 million, and $0.3 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2023, 2022, and 2021, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in the income tax provision.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows as of December 31:

($ in millions)	2023	2022	2021
Unrecognized tax benefits, beginning of year	$14.0	$14.1	$17.4
Additions based on tax positions related to the current year	11.8	1.0	2.7
Additions for tax positions of prior years	2.9	1.2	0.2
Reductions for tax positions of prior years	(0.5)	(1.1)	(2.9)
Lapse of statute of limitations	(0.4)	—	—
Settlements	(0.9)	(0.9)	(2.9)
Effect of foreign currency translation	0.1	(0.3)	(0.4)
Unrecognized tax benefits, end of year	$27.0	$14.0	$14.1
The Company is routinely examined by various domestic and international taxing authorities. The amount of income taxes paid is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdictions. Prior to the Separation, the Company’s operating results were included in Fortive’s various consolidated U.S. federal and certain state income tax returns, as well as certain non-U.S. returns. In connection with the Separation, the Company entered into a Tax Matters Agreement with Fortive. In accordance with the Tax Matters Agreement with Fortive, the Company is liable for taxes arising from examinations of the following: (i) the Company’s initial

U.S. federal taxable year which includes the post-separation period; (ii) separate company state tax returns for all periods; (iii) joint state tax returns for the post-separation period; (iv) international separate company returns for all periods; and (v) joint international tax returns that include only Vontier legal entities for all periods. Global tax positions are reviewed on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. The Company does not believe that the total amount of unrecognized tax benefits will change by a material amount within the next 12 months due to the settlement of audits and expirations of statutes of limitations.
The IRS started an examination of the Company’s initial U.S. federal income tax return for the post-separation period in 2020. At this point, no material issues or adjustments have been identified. The Company remains subject to U.S. Federal income tax audit for 2021 and 2022. The Company is subject to tax audits for its state income tax returns for post-Separation 2020 as well as 2021 and 2022. The Company remains subject to tax audits for its separate company tax returns in various U.S. states for the tax years 2011 to 2022. Our operations in certain foreign jurisdictions remain subject to routine examinations for the tax years 2014 to 2022.
Repatriation and Unremitted Earnings

As of December 31, 2023, the Company’s undistributed earnings of its foreign subsidiaries are intended to be permanently reinvested in non-U.S. operations. The operating plans, budgets and forecasts, and long-term and short-term financial requirements of the parent company and the subsidiaries indicate that there is no current or known future need to distribute cash from foreign subsidiaries for any purpose. Therefore, no deferred taxes have been recorded. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
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
The Company’s Global Traffic Technologies and Coats businesses, which were divested during April 2023 and January 2024, respectively, are presented in Other for periods prior to the divestitures. Refer to Note 21. Divestitures and Assets and Liabilities Held for Sale for further discussion of the Company’s Global Traffic Technologies and Coats businesses.
Segment operating profit is used as a performance metric by the chief operating decision maker (“CODM”) in determining how to allocate resources and assess performance. Segment operating profit represents total segment sales less operating costs attributable to the segment, which does not include unallocated corporate costs and other operating costs not allocated to the reportable segments as part of the CODM’s assessment of reportable segment operating performance, including stock-based compensation expense, amortization of acquisition-related intangible assets, restructuring costs, transaction- and deal-related costs, and other costs not indicative of the segment’s core operating performance. As part of the CODM’s assessment of the Repair Solutions segment, a capital charge based on the segment’s financing receivables portfolio is assessed by Corporate (the “Repair Solutions Capital Charge”). The unallocated corporate and other operating costs are presented in Corporate & other unallocated costs in the reconciliation to earnings before income taxes below.
Intersegment sales primarily result from solutions developed by the Mobility Technologies segment that are integrated into products sold by the Environmental & Fueling Solutions segment. Intersegment sales are recorded at cost plus a margin which is intended to reflect the contribution made by the Mobility Technologies segment. Segment operating profit includes the operating profit from intersegment sales. Intersegment sales for the years ended December 31, 2022 and 2021 are not significant and have been eliminated in the segments’ results.
The Company’s CODM does not review any information regarding total assets on a segment basis.

Prior period segment results have been presented in conformity with the Company’s new reportable segments. Segment results for the years ended December 31 were as follows:

($ in millions)	2023	2022	2021
Sales:
Mobility Technologies(a)	$1,003.8	$907.8	$739.3
Repair Solutions(b)	651.5	611.5	594.4
Environmental & Fueling Solutions	1,323.7	1,493.6	1,481.7
Other	118.8	171.5	175.3
Intersegment eliminations	(2.6)	—	—
Total	$3,095.2	$3,184.4	$2,990.7

Segment operating profit:
Mobility Technologies	$199.9	$187.5	$155.6
Repair Solutions(c)	170.0	169.7	168.4
Environmental & Fueling Solutions	369.5	406.5	410.3
Other	11.3	19.2	23.3
Segment operating profit	750.7	782.9	757.6
Corporate & other unallocated costs(c)(d)	(207.3)	(205.0)	(175.4)
Operating profit	543.4	577.9	582.2
Interest expense, net	(93.7)	(69.6)	(47.8)
Gain on sale of business	34.4	—	—
Gain on previously held equity interests from combination of business	—	32.7	—
Unrealized loss on equity securities measured at fair value	—	(8.7)	—
Other non-operating expense, net	(0.6)	(4.9)	(0.4)
Earnings before income taxes	$483.5	$527.4	$534.0

Depreciation expense:
Mobility Technologies	$29.4	$23.4	$26.1
Repair Solutions	2.1	1.7	1.6
Environmental & Fueling Solutions	11.2	13.9	15.7
Other	—	0.9	1.6
Corporate	1.1	1.0	0.9
Total	$43.8	$40.9	$45.9
(a) Includes intersegment sales of $2.6 million for the year ended December 31, 2023.
(b) Includes interest income related to financing receivables of $78.8 million, $72.7 million and $74.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(c) Includes the Repair Solutions Capital Charge of $41.7 million, $39.8 million and $39.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(d) Includes amortization of acquisition-related intangible assets.

NOTE 17. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows:

($ in millions)	2023	2022	2021
Employee severance related	$19.0	$10.6	$11.5
Facility exit and other related	6.2	0.9	1.6
Total restructuring and other related charges	$25.2	$11.5	$13.1
Substantially all restructuring activities initiated in 2023 were completed by December 31, 2023. We expect substantially all cash payments associated with remaining termination benefits recorded in 2023 will be paid during 2024. Substantially all planned restructuring activities related to the 2022 and 2021 plans have been completed.
The nature of restructuring and related activities initiated in the years ended December 31, 2023, 2022 and 2021 focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. We incurred these costs to provide superior products and services to our customers in a cost efficient manner, and taking into consideration broad economic uncertainties.
The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our restructuring actions:

($ in millions)	Balance as of December 31, 2021	Costs Incurred	Paid / Settled	Balance as of December 31, 2022	Costs Incurred	Paid / Settled	Balance as of December 31, 2023
Employee severance and related	$4.8	$10.6	$(13.9)	$1.5	$19.0	$(17.7)	$2.8
Facility exit and other related	1.1	0.9	(0.9)	1.1	6.2	(6.1)	1.2
Total	$5.9	$11.5	$(14.8)	$2.6	$25.2	$(23.8)	$4.0
The restructuring and other related charges incurred during the years ended December 31, 2023, 2022 and 2021 were primarily cash charges. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31:

($ in millions)	2023	2022	2021
Cost of sales	$10.2	$3.2	$2.5
Selling, general and administrative expenses	15.0	8.3	10.6
Total	$25.2	$11.5	$13.1
Restructuring and other related charges by reportable segment for the years ended December 31 were as follows:

($ in millions)	2023	2022	2021
Mobility Technologies	$3.7	$0.8	$1.9
Repair Solutions	0.5	—	—
Environmental & Fueling Solutions	19.9	6.9	9.8
Other	—	1.2	0.7
Corporate	1.1	2.6	0.7
Total	$25.2	$11.5	$13.1

NOTE 18. LITIGATION AND CONTINGENCIES
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

In accordance with accounting guidance, the Company records a liability in the Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed.

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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of December 31:

($ in millions)	Classification	2023	2022
Gross liabilities
Current	Accrued expenses and other current liabilities	$17.8	$27.1
Long-term	Other long-term liabilities	76.5	78.1
Total		94.3	105.2

Projected insurance recoveries
Current	Prepaid expenses and other current assets	12.7	21.2
Long-term	Other assets	43.9	47.4
Total		$56.6	$68.6

Guarantees

As of December 31, 2023 and 2022, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $79.2 million and $84.0 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
NOTE 19. STOCK-BASED COMPENSATION
In connection with the Separation and the related employee matters agreement, the Company adopted the 2020 Stock Incentive Plan (the “Stock Plan”) that became effective upon the Separation. Outstanding equity awards of Fortive held by the Company’s employees at the separation date were converted into or replaced with Vontier equity awards (the “Conversion Awards”). The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, performance based restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. A total of 17.0 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan and as of December 31, 2023, approximately 9.3 million shares remain available for issuance under the Stock Plan.
Stock options under the Stock Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors. The Company’s executive officers, certain other employees and non-employee directors may be awarded stock options with different vesting criteria. Exercise prices for stock options granted under the Stock Plan were equal to the closing price of Vontier’s common stock on the NYSE on the date of grant, while stock options issued as Conversion Awards were priced to maintain the economic value before and after the Separation.
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
PSUs granted under the Stock Plan during the years ended December 31, 2023 and 2022 vest based on the Company’s earnings per share, modified by the Company’s total shareholder return relative to the S&P 500 Index, over a three-year performance period. PSUs granted under the Stock Plan during the year ended December 31, 2021 vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index and PSUs granted under the Stock Plan during the year ended December 31, 2020 vest based on the Company’s total shareholder return ranking relative to a peer group, both over a three-year performance period.
Stock awards generally vest only if the employee is employed (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options and vesting of RSUs and PSUs, the Company generally issues shares authorized but previously unissued.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Earnings and Comprehensive Income. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. Pre-vesting forfeitures are estimated at the time of grant by analyzing historical data and are revised in subsequent periods if actual forfeitures differ from those estimates.
Stock-based compensation expense related to stock options, restricted stock units and performance stock units granted under the Stock Plan and subsidiary stock plan further discussed below was $31.5 million, $24.3 million and $25.5 million during the years ended December 31, 2023, 2022 and 2021, respectively, which was reduced by the related tax benefit of $5.5 million, $3.7 million and $4.0 million, respectively.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2023. This compensation cost is expected to be recognized over a weighted average period of approximately 1.8 years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures:

($ in millions)
Stock Awards	$35.6
Stock options	0.8
Total unrecognized compensation cost	$36.4

Stock Options
The following summarizes option activity under the Stock Plan for the years ended December 31, 2023, 2022 and 2021 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	4.5	$27.17
Granted	0.1	31.48
Exercised	(0.4)	19.53
Canceled/forfeited	(0.3)	30.34
Outstanding as of December 31, 2021	3.9	27.77
Granted	—	—
Exercised	(0.1)	16.14
Canceled/forfeited	(0.5)	29.88
Outstanding as of December 31, 2022	3.3	27.97
Granted	—	—
Exercised	(0.5)	21.01
Canceled/forfeited	(0.6)	31.34
Outstanding as of December 31, 2023	2.2	28.87	4.7	$12.6
Vested and expected to vest as of December 31, 2023	2.2	28.82	4.7	12.5
Exercisable as of December 31, 2023	1.8	$28.38	4.5	$11.4
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes model for service condition awards with the following weighted average assumptions for the year ended December 31, 2021. There were no options granted during the years ended December 31, 2023 and 2022.

2021
Risk-free interest rate	0.97%
Volatility	28.8%
Dividend yield	—%
Expected years until exercise	6.5
Weighted average fair value at date of grant	$9.75
The total fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was $2.6 million, $2.2 million and $1.8 million, respectively.
Options outstanding as of December 31, 2023 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Number of Options	Average Exercise Price	Average Remaining Life (in years)	Number of Options	Average Exercise Price
$12.19 - $17.43	0.2	$17.16	1.8	0.2	$17.16
$17.44 - $23.46	0.3	22.13	3.1	0.3	22.10
$23.47 - $29.34	0.1	29.08	5.2	0.1	29.05
$29.35 - $31.46	1.2	31.35	5.4	0.9	31.34
$31.47 - $33.66	0.4	$33.44	5.4	0.3	$33.45
Total shares	2.2			1.8

The following summarizes the aggregate intrinsic value of stock options exercised under the Stock Plan during the years ended December 31:

($ in millions)	2023	2022	2021
Aggregate intrinsic value of stock options exercised	$5.2	$1.0	$5.4
Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2023, 2022 and 2021 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2020	1.4
Granted	0.9	$33.43
Vested	(0.4)	29.82
Forfeited	(0.1)	31.64
Unvested as of December 31, 2021	1.8	32.44
Granted	1.4	23.60
Vested	(0.6)	31.29
Forfeited	(0.4)	29.15
Unvested as of December 31, 2022	2.2	27.39
Granted	1.4	26.39
Vested	(0.9)	27.56
Forfeited	(0.3)	26.56
Unvested as of December 31, 2023	2.4	$26.87
The weighted average grant date fair value of Stock Awards unvested as of December 31, 2020 is not included as activity during this period included the conversion of Stock Awards under the Fortive Plans into awards under the Stock Plan.
Subsidiary Stock Plan
The Company has a subsidiary stock-based compensation plan under which the Company grants equity awards to certain employees and non-employees for the common stock of a subsidiary that holds Driivz and certain other related entities. The Company recognized stock-based compensation expense related to the subsidiary stock plan of $4.1 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.
NOTE 20. CAPITAL STOCK AND EARNINGS PER SHARE
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Year Ended December 31
($ and shares in millions, except per share amounts)	2023	2022	2021
Numerator:
Net earnings	$376.9	$401.3	$413.0

Denominator:
Basic weighted average common shares outstanding	155.1	160.5	169.0
Effect of dilutive stock options and RSUs	0.9	0.5	1.1
Diluted weighted average common shares outstanding	156.0	161.0	170.1

Earnings per share:
Basic	$2.43	$2.50	$2.44
Diluted	$2.42	$2.49	$2.43

Anti-dilutive shares	1.8	3.3	2.5

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

The Company repurchased 2.8 million of the Company’s shares for $74.7 million through open market transactions at an average price per share of $26.96 during the year ended December 31, 2023. As of December 31, 2023, the Company had remaining authorization to repurchase $354.3 million of its common stock under the share repurchase program.

NOTE 21. DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Global Traffic Technologies
On April 14, 2023, the Company completed the sale of Global Traffic Technologies for $108.4 million. As a result of the transaction, the Company recognized a gain of $34.4 million during the year ended December 31, 2023, which is presented in Gain on sale of business in the Consolidated Statements of Earnings and Comprehensive Income. There is a transition services agreement (“TSA”) in place between the Company and Global Traffic Technologies which sets forth the terms and conditions pursuant to which the Company will provide certain services to Global Traffic Technologies. Receipts related to the TSA were insignificant for the year ended December 31, 2023. The operations of Global Traffic Technologies did not meet the criteria to be presented as discontinued operations.

Coats
During the three months ended July 1, 2022, the Company reached the strategic decision to exit its Coats business. The Company determined that the associated assets and liabilities met the held for sale accounting criteria and Coats was classified as Current assets held for sale and Current liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2023. The operations of Coats did not meet the criteria to be presented as discontinued operations.
The assets and liabilities were measured at the lower of fair value less costs to sell or the carrying value. The following table summarizes the carrying amounts of major classes of assets and liabilities of Coats as of December 31, 2023 (in millions):

ASSETS
Accounts receivable, less allowance for credit losses	$18.2
Inventories	12.7
Prepaid expenses and other current assets	0.5
Property, plant and equipment, net	4.5
Operating lease right-of-use assets	0.3
Goodwill	15.7
Other assets	4.2
Total assets held for sale	$56.1
LIABILITIES
Trade accounts payable	$15.2
Current operating lease liabilities	0.3
Accrued expenses and other current liabilities	10.5
Other long-term liabilities	6.1
Total liabilities held for sale	$32.1

NOTE 22. SUBSEQUENT EVENTS

On January 8, 2024, the Company completed the sale of Coats for $72.5 million, subject to customary closing adjustments. A portion of the proceeds from the sale were used to repay $35.0 million of the Three-Year Term Loans due 2024 and repurchase $18.7 million of the Company’s shares during January 2024.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2023 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Vontier Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Vontier, Corporate Governance in the Proxy Statement for our 2024 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, Tables, Pay Ratio and Director Compensation in the Proxy Statement for our 2024 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Vontier Common Stock by Directors, Officers and Principal Shareholders in the Proxy Statement for our 2024 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2024 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2024 annual meeting.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 87 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Financial Statement Schedule:
Valuation and Qualifying Accounts	91

		Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	2.1	October 13, 2020
3.1	Certificate of Amendment to the Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	September 30, 2020
3.2	Amended and Restated Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	October 13, 2020
3.3	Certificate of Amendment, dated May 25, 2022 to the Amended and Restated Certification of Incorporation of Vontier Corporation	8-K	001-39483	3.1	May 27, 2022
3.3	Amended and Restated Bylaws of Vontier Corporation, effective December 13, 2022	8-K	001-39483	3.1	December 16, 2022
4.1	Description of Common Stock	10-K	001-39483	4.1	February 25, 2021
4.2	Amended and Restated Indenture, dated as of November 19, 2021, among the Company, the guarantors party thereto and Wilmington Trust, National association, as Trustee	8-K	001-39483	4.1	November 19, 2021
10.1	Amended and Restated Credit Agreement, dated as of April 28, 2021, by and among Vontier Corporation, Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and other Lenders party thereto	8-K	001-39483	10.1	April 28, 2021
10.2	Transition Services Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.3	October 13, 2020
10.3	Vontier Corporation 2020 Stock Incentive Plan*	8-K	001-39483	10.7	October 13, 2020
10.4	Vontier Corporation Non-Employee Directors’ Deferred Compensation Plan*	10-K	001-39483	10.9	February 24, 2022
10.5	Vontier Corporation Director Compensation Policy*	10-K	001-39483	10.10	February 17, 2023
10.6	Form of Restricted Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.9	October 13, 2020
10.7	Form of Restricted Stock Unit Agreement (Non-Employee Directors Deferred Compensation) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.10	October 13, 2020
10.8	Form of Performance Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.11	October 13, 2020
10.9	Form of Stock Option Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.12	October 13, 2020
10.10	Form of Stock Option Agreement (Non-Employee Directors) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.13	October 13, 2020
10.11	Vontier Corporation 2020 Executive Incentive Compensation Plan*	8-K	001-39483	10.14	October 13, 2020
10.12	Vontier Corporation Executive Incentive Compensation Plan*	8-K	001-39483	10.1	March 15, 2022
10.13	Vontier Corporation Severance and Change-in-Control Plan for Officers*	8-K	001-39483	10.15	October 13, 2020

10.14	Vontier Corporation Amended and Restated Executive Deferred Incentive Plan*	8-K	001-39483	10.1	June 13, 2023
10.15	Vontier Corporation Separation Pay Plan for Officers, Key and Senior Executives*	8-K	001-39483	10.2	June 13, 2023
10.16	Term Loan Agreement, dated as of August 5, 2021, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto	8-K	001-39483	10.1	August 5, 2021
10.17	Term Loan Agreement, dated as of October 28, 2022, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto	8-K	001-39483	10.1	November 3, 2022
10.18	Letter Agreement between Anshooman Aga and Vontier Corporation dated August 9, 2022*	8-K	001-39483	10.1	August 12, 2022
10.19	Transition Agreement between David Naemura and Vontier Corporation dated August 11, 2022*	8-K	001-39483	10.2	August 12, 2022
10.20	Letter Agreement between Aaron Saak and Vontier Corporation dated May 23, 2022*	10-K	001-39483	10.24	February 17, 2023
19.1	Vontier Corporation Insider Trading Policy	10-Q	001-39483	19.1	August 3, 2023
21.1	Subsidiaries of the Registrant	—	—		Filed herewith
22.1	List of Guarantor Subsidiaries	—	—		Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
97.1	Vontier Corporation Recoupment Policy	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
*Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION

Date: February 15, 2024	By:	/s/ MARK D. MORELLI
Mark D. Morelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ KAREN C. FRANCIS	February 15, 2024
Karen C. Francis
Chair, Director

/s/ ANSHOOMAN AGA	February 15, 2024
Anshooman Aga
Senior Vice President, Chief Financial Officer

/s/ GLORIA R. BOYLAND	February 15, 2024
Gloria R. Boyland
Director

/s/ ROBERT L. EATROFF	February 15, 2024
Robert L. Eatroff
Director

/s/ DAVID M. FOULKES	February 15, 2024
David M. Foulkes
Director

/s/ MARTIN GAFINOWITZ	February 15, 2024
Martin Gafinowitz
Director

/s/ CHRISTOPHER J. KLEIN	February 15, 2024
Christopher J. Klein
Director

/s/ ANDREW D. MILLER	February 15, 2024
Andrew D. Miller
Director

/s/ MARK D. MORELLI	February 15, 2024
Mark D. Morelli
President, Chief Executive Officer and Director

/s/ PAUL V. SHIMP	February 15, 2024
Paul V. Shimp
Chief Accounting Officer

/s/ MARYROSE SYLVESTER	February 15, 2024
Maryrose Sylvester
Director

VONTIER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2023
Allowances deducted from asset accounts:
Allowance for credit losses	$71.9	$42.5	$—	$—	$(45.0)	$69.4
Valuation allowance for deferred income tax assets	$26.8	$—	$—	$0.4	$—	$27.2

Year Ended December 31, 2022
Allowances deducted from asset accounts:
Allowance for credit losses	$81.4	$32.2	$(0.9)	$(0.3)	$(40.5)	$71.9
Valuation allowance for deferred income tax assets	$23.0	$—	$—	$3.8	$—	$26.8

Year Ended December 31, 2021
Allowances deducted from asset accounts:
Allowance for credit losses	$84.9	$36.8	$(0.1)	$—	$(40.2)	$81.4
Valuation allowance for deferred income tax assets	$22.4	$—	$—	$0.6	$—	$23.0

(a) Amounts include allowance for credit losses classified as current and noncurrent.
(b) Amounts are related to businesses acquired, the impact of new accounting standards and other adjustments.