Form 10-Q
period 2024-09-27
Vontier Corp
filed 2024-10-31
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, there were 150.2 million shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except per share amounts)

	September 27, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$330.9	$340.9
Accounts receivable, less allowance for credit losses of $38.4 million and $35.7 million as of September 27, 2024 and December 31, 2023, respectively	531.4	497.5
Inventories	333.0	296.6
Prepaid expenses and other current assets	147.7	141.4
Current assets held for sale	—	56.1
Total current assets	1,343.0	1,332.5
Property, plant and equipment, net	123.5	102.3
Operating lease right-of-use assets	50.2	47.0
Long-term financing receivables, less allowance for credit losses of $31.7 million and $33.7 million as of September 27, 2024 and December 31, 2023, respectively	288.4	276.2
Other intangible assets, net	508.6	568.3
Goodwill	1,743.9	1,742.4
Other assets	249.5	225.3
Total assets	$4,307.1	$4,294.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$5.4	$106.6
Trade accounts payable	370.2	366.8
Current operating lease liabilities	16.1	14.0
Accrued expenses and other current liabilities	426.5	435.8
Current liabilities held for sale	—	32.1
Total current liabilities	818.2	955.3
Long-term operating lease liabilities	39.9	37.1
Long-term debt	2,191.1	2,189.0
Other long-term liabilities	214.5	217.0
Total liabilities	3,263.7	3,398.4
Commitments and Contingencies (Note 9)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 171.9 million and 170.8 million shares issued, and 150.8 million and 154.3 million outstanding as of September 27, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost, 21.1 million and 16.5 million shares as of September 27, 2024 and December 31, 2023, respectively	(567.6)	(403.4)
Additional paid-in capital	75.8	56.8
Retained earnings	1,419.3	1,132.1
Accumulated other comprehensive income	107.1	104.9
Total Vontier stockholders’ equity	1,034.6	890.4
Noncontrolling interests	8.8	5.2
Total equity	1,043.4	895.6
Total liabilities and equity	$4,307.1	$4,294.0
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$750.0	$765.4	$2,202.2	$2,306.2
Operating costs and expenses:
Cost of sales, excluding amortization of acquisition-related intangible assets	(395.8)	(406.4)	(1,140.5)	(1,246.1)
Selling, general and administrative expenses	(157.0)	(157.2)	(478.7)	(481.6)
Research and development expenses	(45.7)	(39.1)	(135.3)	(120.4)
Amortization of acquisition-related intangible assets	(20.0)	(20.1)	(60.0)	(61.1)
Operating profit	131.5	142.6	387.7	397.0
Non-operating income (expense), net:
Interest expense, net	(18.9)	(22.8)	(56.2)	(70.7)
Gain on sale of business	—	0.3	37.2	34.4
Other non-operating expense, net	(0.3)	(0.2)	(1.6)	(1.6)
Earnings before income taxes	112.3	119.9	367.1	359.1
Provision for income taxes	(20.5)	(29.3)	(68.4)	(88.4)
Net earnings	$91.8	$90.6	$298.7	$270.7

Net earnings per share:
Basic	$0.60	$0.59	$1.94	$1.74
Diluted	$0.60	$0.58	$1.93	$1.73
Weighted average shares outstanding:
Basic	152.4	154.8	153.8	155.3
Diluted	153.2	155.8	154.7	156.1

Net earnings	$91.8	$90.6	$298.7	$270.7
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	29.1	(22.1)	2.1	(34.2)
Other adjustments	—	—	0.1	0.1
Total other comprehensive income (loss), net of income taxes	29.1	(22.1)	2.2	(34.1)
Comprehensive income	$120.9	$68.5	$300.9	$236.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	170.8	$—	16.5	$(403.4)	$56.8	$1,132.1	$104.9	$5.2	$895.6
Net earnings	—	—	—	—	—	136.8	—	—	136.8
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(22.2)	—	(22.2)
Stock-based compensation expense	—	—	—	—	7.0	—	—	2.5	9.5
Common stock-based award activity, net of shares for tax withholding	0.9	—	—	—	2.7	—	—	—	2.7
Purchase of treasury stock	—	—	0.6	(21.9)	—	—	—	—	(21.9)
Other	—	—	—	—	(4.0)	—	—	—	(4.0)
Balance, March 29, 2024	171.7	—	17.1	(425.3)	62.5	1,265.0	82.7	7.7	992.6
Net earnings	—	—	—	—	—	70.1	—	—	70.1
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.8)	—	—	(3.8)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(4.7)	—	(4.7)
Stock-based compensation expense	—	—	—	—	7.3	—	—	0.6	7.9
Common stock-based award activity, net of shares for tax withholding	0.1	—	—	—	0.8	—	—	—	0.8
Purchase of treasury stock	—	—	0.9	(38.5)	—	—	—	—	(38.5)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, June 28, 2024	171.8	—	18.0	(463.8)	70.6	1,331.3	78.0	8.2	1,024.3
Net earnings	—	—	—	—	—	91.8	—	—	91.8
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.8)	—	—	(3.8)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	29.1	—	29.1
Stock-based compensation expense	—	—	—	—	7.4	—	—	0.5	7.9
Common stock-based award activity, net of shares for tax withholding	0.1	—	—	—	(0.1)	—	—	—	(0.1)
Purchase of treasury stock	—	—	3.1	(103.8)	(2.1)	—	—	—	(105.9)
Change in noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Balance, September 27, 2024	171.9	$—	21.1	$(567.6)	$75.8	$1,419.3	$107.1	$8.8	$1,043.4
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
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net earnings	$298.7	$270.7
Non-cash items:
Depreciation expense	34.5	32.7
Amortization of acquisition-related intangible assets	60.0	61.1
Stock-based compensation expense	25.3	24.1
Gain on sale of business	(37.2)	(34.4)
Change in deferred income taxes	(11.4)	(16.1)
Other non-cash items	5.0	2.4
Change in accounts receivable and long-term financing receivables, net	(46.2)	(33.6)
Change in other operating assets and liabilities	(69.3)	(16.8)
Net cash provided by operating activities	259.4	290.1
Cash flows from investing activities:
Proceeds from sale of business, net of cash provided	68.4	107.5
Payments for additions to property, plant and equipment	(62.6)	(43.5)
Proceeds from sale of property, plant and equipment	1.3	4.3
Cash paid for equity investments	(2.3)	(2.7)
Proceeds from sale of equity securities	0.2	20.4
Net cash provided by investing activities	5.0	86.0
Cash flows from financing activities:
Repayment of long-term debt	(100.0)	(240.0)
Net (repayments of) proceeds from short-term borrowings	(1.2)	1.4
Payments of common stock cash dividend	(11.5)	(11.7)
Purchases of treasury stock	(164.6)	(61.6)
Proceeds from stock option exercises	14.4	6.0
Other financing activities	(13.9)	(7.4)
Net cash used in financing activities	(276.8)	(313.3)
Effect of exchange rate changes on cash and cash equivalents	2.4	(3.7)
Net change in cash and cash equivalents	(10.0)	59.1
Beginning balance of cash and cash equivalents	340.9	204.5
Ending balance of cash and cash equivalents	$330.9	$263.6
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances segment disclosures primarily by requiring disclosure of significant segment expenses. ASU 2023-07 is effective for the Company’s annual financial statements for the year ended December 31, 2024, and for its interim financial statements beginning with the first fiscal quarter of the year ended December 31, 2025, with early adoption permitted. Retrospective application is required. Adoption of the ASU will expand the Company’s segment disclosures, and will have no impact on its results of operations, cash flows or financial condition.
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets and was insignificant as of September 27, 2024 and December 31, 2023.
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
The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	September 27, 2024	December 31, 2023
Gross current financing receivables:
PSAs	$98.0	$100.7
Franchisee Notes	25.1	23.1
Current financing receivables, gross	$123.1	$123.8

Allowance for credit losses:
PSAs	$12.8	$12.8
Franchisee Notes	8.0	7.3
Total allowance for credit losses	$20.8	$20.1

Net current financing receivables:
PSAs, net	$85.2	$87.9
Franchisee Notes, net	17.1	15.8
Total current financing receivables, net	$102.3	$103.7

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	September 27, 2024	December 31, 2023
Gross long-term financing receivables:
PSAs	$257.7	$245.7
Franchisee Notes	62.4	64.2
Long-term financing receivables, gross	$320.1	$309.9

Allowance for credit losses:
PSAs	$26.7	$28.7
Franchisee Notes	5.0	5.0
Total allowance for credit losses	$31.7	$33.7

Net long-term financing receivables:
PSAs, net	$231.0	$217.0
Franchisee Notes, net	57.4	59.2
Total long-term financing receivables, net	$288.4	$276.2

As of September 27, 2024 and December 31, 2023, the net unamortized discount on our financing receivables was $18.6 million and $17.6 million, respectively.
Credit score and distributor tenure are the primary indicators of credit quality for the Company’s financing receivables. The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the nine months ended September 27, 2024, is as follows:

($ in millions)	2024	2023	2022	2021	2020	Prior	Total
PSAs
Credit Score:
Less than 400	$8.4	$8.9	$3.9	$1.9	$0.7	$—	$23.8
400-599	23.6	16.9	7.8	3.4	1.3	0.3	53.3
600-799	47.4	35.4	15.9	8.2	2.8	0.4	110.1
800+	78.6	52.9	23.8	9.7	3.1	0.4	168.5
Total PSAs	$158.0	$114.1	$51.4	$23.2	$7.9	$1.1	$355.7

Franchisee Notes
Active distributors	$23.4	$17.6	$10.7	$8.7	$4.1	$6.0	$70.5
Separated distributors	0.2	1.7	3.9	3.7	1.6	5.9	17.0
Total Franchisee Notes	$23.6	$19.3	$14.6	$12.4	$5.7	$11.9	$87.5

Current Period Gross Write-offs
PSAs	$0.7	$13.4	$9.2	$4.6	$2.2	$1.1	$31.2
Franchisee Notes	—	0.1	0.5	1.4	1.3	2.2	5.5
Total current period gross write-offs	$0.7	$13.5	$9.7	$6.0	$3.5	$3.3	$36.7

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
September 27, 2024	$3.4	$1.8	$7.2	$12.4	$343.3	$355.7	$7.2
December 31, 2023	3.7	1.9	7.2	12.8	333.6	346.4	7.2
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of September 27, 2024 and December 31, 2023.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	September 27, 2024
($ in millions)	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$41.5	$12.3	$53.8
Provision for credit losses	27.9	6.2	34.1
Write-offs	(31.2)	(5.5)	(36.7)
Recoveries of amounts previously charged off	1.3	—	1.3
Allowance for credit losses, end of period	$39.5	$13.0	$52.5

Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables, excluding financing receivables, and the Company’s trade accounts receivable cost basis as of:

($ in millions)	September 27, 2024
Cost basis of trade accounts receivable	$446.7

Allowance for credit losses balance, beginning of year	15.6
Provision for credit losses	4.6
Write-offs	(2.6)
Allowance for credit losses balance, end of period	17.6
Net trade accounts receivable balance	$429.1
NOTE 3. INVENTORIES
The classes of inventory as of September 27, 2024 and December 31, 2023 are summarized as follows:

($ in millions)	September 27, 2024	December 31, 2023
Finished goods	$149.8	$132.8
Work in process	20.7	20.1
Raw materials	162.5	143.7
Total	$333.0	$296.6
NOTE 4. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	September 27, 2024	December 31, 2023
Short-term borrowings:
Short-term borrowings and bank overdrafts	$5.4	$6.6

Long-term debt:
Three-Year Term Loans due 2024	$—	$100.0
Three-Year Term Loans due 2025	600.0	600.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2026	—	—
Total long-term debt	2,200.0	2,300.0
Less: current portion of long-term debt	—	(100.0)
Less: discounts and debt issuance costs	(8.9)	(11.0)
Total long-term debt, net	$2,191.1	$2,189.0
The Company’s long-term debt requires, among others, that the Company maintains certain financial covenants, and the Company was in compliance with all of these covenants as of September 27, 2024.
Credit Facilities
Revolving Credit Facility

The Revolving Credit Facility bears interest at a variable rate equal to SOFR plus an 11.4 basis points SOFR adjustment, plus a ratings-based margin which was 117.5 basis points as of September 27, 2024. As of September 27, 2024, there were no borrowings outstanding and $750.0 million of available borrowing capacity under the Revolving Credit Facility.

Three-Year Term Loans Due 2024

The Three-Year Term Loans Due 2024 were to mature on October 28, 2024. The Company was not obligated to make repayments prior to the maturity date but did voluntarily repay the remaining $100.0 million outstanding as of December 31, 2023 during the nine months ended September 27, 2024.

Three-Year Term Loans Due 2025
The Three-Year Term Loans Due 2025 (“Term Loans”), which mature on December 30, 2025, bear interest at a variable rate equal to SOFR plus a 10.0 basis points credit spread adjustment, plus a ratings-based margin which was 125.0 basis points as of September 27, 2024. The interest rate was 6.60% per annum as of September 27, 2024. There was no material difference between the carrying value and the estimated fair value of the debt outstanding as of September 27, 2024.
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
The estimated fair value of the Registered Notes was $1.5 billion as of September 27, 2024. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
As of September 27, 2024, certain of the Company’s businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings and current portion of long-term debt on the Consolidated Condensed Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings and current portion of long-term debt on the Consolidated Condensed Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of September 27, 2024.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments (b)		Total
For the Three Months Ended September 27, 2024:
Balance, June 28, 2024	$79.5	$(1.5)		$78.0
Other comprehensive income before reclassifications, net of income taxes	29.1	—		29.1
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1	(a)	0.1
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	—		—
Net current period other comprehensive income, net of income taxes	29.1	—		29.1
Balance, September 27, 2024	$108.6	$(1.5)		$107.1

For the Three Months Ended September 29, 2023:
Balance, June 30, 2023	$95.7	$(1.6)		$94.1
Other comprehensive loss before reclassifications, net of income taxes	(22.1)	—		(22.1)
Net current period other comprehensive loss, net of income taxes	(22.1)	—		(22.1)
Balance, September 29, 2023	$73.6	$(1.6)		$72.0

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.

($ in millions)	Foreign Currency Translation Adjustments		Other Adjustments (b)		Total
For the Nine Months Ended September 27, 2024:
Balance, December 31, 2023	$106.5		$(1.6)		$104.9
Other comprehensive income before reclassifications, net of income taxes	1.1		—		1.1
Amounts reclassified from accumulated other comprehensive income:
Sale of business	1.0	(c)	—		1.0
Increase	—		0.2	(a)	0.2
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	1.0		0.1		1.1
Net current period other comprehensive income, net of income taxes	2.1		0.1		2.2
Balance, September 27, 2024	$108.6		$(1.5)		$107.1

For the Nine Months Ended September 29, 2023:
Balance, December 31, 2022	$107.8		$(1.7)		$106.1
Other comprehensive loss before reclassifications, net of income taxes	(34.5)		—		(34.5)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	0.3	(c)	—		0.3
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	0.3		0.1		0.4
Net current period other comprehensive (loss) income, net of income taxes	(34.2)		0.1		(34.1)
Balance, September 29, 2023	$73.6		$(1.6)		$72.0

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) Reclassified to Gain on sale of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income.
NOTE 6. SALES
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $8.4 million and $6.8 million as of September 27, 2024 and December 31, 2023, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
The Company incurs direct incremental costs to obtain and fulfill certain contracts, typically costs associated with assets used by our customers in certain sales arrangements and sales-related commissions. As of September 27, 2024 and December 31, 2023, the Company had $105.9 million and $90.9 million, respectively, in revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets.
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

The Company’s contract liabilities consisted of the following:

($ in millions)	September 27, 2024	December 31, 2023
Deferred revenue, current	$122.7	$132.4
Deferred revenue, noncurrent	59.3	53.6
Total contract liabilities	$182.0	$186.0
During the three and nine months ended September 27, 2024, the Company recognized $15.6 million and $92.1 million of revenue related to the Company’s contract liabilities at December 31, 2023, respectively. The change in contract liabilities from December 31, 2023 to September 27, 2024 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations which are unsatisfied as of the end of the period. The Company has excluded performance obligations with an original expected duration of one year or less and amounts for variable consideration allocated to wholly-unsatisfied performance obligations. Remaining performance obligations as of September 27, 2024 were $480.6 million, the majority of which are related to software-as-a-service and extended warranty and service contracts. The Company expects approximately 65 percent of the remaining performance obligations will be fulfilled within the next two years, 80 percent within the next three years, and 90 percent within four years.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by sales of products and services and geographic location for each of our reportable segments, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows for the three months ended September 27, 2024:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales:
Sales of products	$207.6	$151.5	$313.3	$—	$672.4
Sales of services	40.4	0.6	36.6	—	77.6
Intersegment sales	9.4	—	—	(9.4)	—
Total	$257.4	$152.1	$349.9	$(9.4)	$750.0

Geographic:
North America (a)	$165.9	$152.1	$222.9	$—	$540.9
Western Europe	25.4	—	39.4	—	64.8
High growth markets	36.7	—	73.0	—	109.7
Rest of world	20.0	—	14.6	—	34.6
Intersegment sales	9.4	—	—	(9.4)	—
Total	$257.4	$152.1	$349.9	$(9.4)	$750.0
(a) Includes total sales in the United States of $510.0 million.

Disaggregation of revenue was as follows for the three months ended September 29, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$215.3	$159.5	$290.9	$20.1	$685.8
Sales of services	32.4	0.7	40.7	5.8	79.6
Total	$247.7	$160.2	$331.6	$25.9	$765.4

Geographic:
North America (a)	$173.8	$160.2	$205.8	$25.6	$565.4
Western Europe	22.1	—	38.6	—	60.7
High growth markets	32.2	—	74.0	0.3	106.5
Rest of world	19.6	—	13.2	—	32.8
Total	$247.7	$160.2	$331.6	$25.9	$765.4
(a) Includes total sales in the United States of $543.1 million.
Disaggregation of revenue was as follows for the nine months ended September 27, 2024:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales:
Sales of products	$610.3	$483.5	$884.7	$0.9	$—	$1,979.4
Sales of services	113.2	1.8	107.4	0.4	—	222.8
Intersegment sales	14.2	—	—	—	(14.2)	—
Total	$737.7	$485.3	$992.1	$1.3	$(14.2)	$2,202.2

Geographic:
North America (a)	$483.8	$485.3	$625.6	$1.3	$—	$1,596.0
Western Europe	67.3	—	117.0	—	—	184.3
High growth markets	113.2	—	210.2	—	—	323.4
Rest of world	59.2	—	39.3	—	—	98.5
Intersegment sales	14.2	—	—	—	(14.2)	—
Total	$737.7	$485.3	$992.1	$1.3	$(14.2)	$2,202.2
(a) Includes total sales in the United States of $1,525.4 million.

Disaggregation of revenue was as follows for the nine months ended September 29, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$637.6	$498.2	$859.0	$69.9	$2,064.7
Sales of services	94.8	1.8	125.7	19.2	241.5
Total	$732.4	$500.0	$984.7	$89.1	$2,306.2

Geographic:
North America (a)	$508.8	$500.0	$611.2	$87.8	$1,707.8
Western Europe	66.1	—	121.7	—	187.8
High growth markets	97.8	—	210.5	1.3	309.6
Rest of world	59.7	—	41.3	—	101.0
Total	$732.4	$500.0	$984.7	$89.1	$2,306.2
(a) Includes total sales in the United States of $1,613.4 million.
NOTE 7. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 27, 2024 was 18.3% and 18.6%, respectively, as compared to 24.4% and 24.6% for the three and nine months ended September 29, 2023, respectively. The decrease in the effective tax rate for the three months ended September 27, 2024 as compared to the comparable period in the prior year was primarily due to a favorable change in uncertain tax position reserves during the three months ended September 27, 2024. The decrease in the effective tax rate for the nine months ended September 27, 2024 as compared to the comparable period in the prior year was primarily due to the favorable tax impacts of the divestiture of the Coats business and a favorable change in uncertain tax position reserves during the nine months ended September 27, 2024 and the unfavorable tax impacts of the divestiture of the Global Traffic Technologies business during the nine months ended September 29, 2023.

The Company’s effective tax rate for the three and nine months ended September 27, 2024 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes, tax credits, changes in uncertain tax position reserves and the impact of the divestiture of the Coats business. The Company’s effective tax rate for the three and nine months ended September 29, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes and foreign taxable earnings at a rate different from the U.S. federal statutory rate.
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
Intersegment sales primarily result from solutions developed by the Mobility Technologies segment that are integrated into products sold by the Environmental & Fueling Solutions segment. Intersegment sales are recorded at cost plus a margin which is intended to reflect the contribution made by the Mobility Technologies segment. Segment operating profit includes the operating profit from intersegment sales. Intersegment sales for the three and nine months ended September 29, 2023 are not significant and have been eliminated in the segments’ results.
The Company’s CODM does not review any information regarding total assets on a segment basis.

Segment results for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales:
Mobility Technologies(a)	$257.4	$247.7	$737.7	$732.4
Repair Solutions(b)	152.1	160.2	485.3	500.0
Environmental & Fueling Solutions	349.9	331.6	992.1	984.7
Other	—	25.9	1.3	89.1
Intersegment eliminations	(9.4)	—	(14.2)	—
Total	$750.0	$765.4	$2,202.2	$2,306.2

Segment operating profit:
Mobility Technologies	$46.6	$51.4	$135.4	$144.0
Repair Solutions(c)	32.6	43.3	109.4	132.2
Environmental & Fueling Solutions	103.0	95.7	289.6	271.6
Other	—	2.2	(0.4)	8.2
Segment operating profit	182.2	192.6	534.0	556.0
Corporate & other unallocated costs(c)(d)	(50.7)	(50.0)	(146.3)	(159.0)
Operating profit	131.5	142.6	387.7	397.0
Interest expense, net	(18.9)	(22.8)	(56.2)	(70.7)
Gain on sale of business	—	0.3	37.2	34.4
Other non-operating expense, net	(0.3)	(0.2)	(1.6)	(1.6)
Earnings before income taxes	$112.3	$119.9	$367.1	$359.1

Depreciation expense:
Mobility Technologies	$9.2	$8.3	$25.6	$21.2
Repair Solutions	0.7	0.5	1.9	1.4
Environmental & Fueling Solutions	1.8	1.9	5.8	9.3
Other	—	—	—	—
Corporate	0.3	0.3	1.2	0.8
Total	$12.0	$11.0	$34.5	$32.7
(a) Includes intersegment sales of $9.4 million and $14.2 million for the three and nine months ended September 27, 2024, respectively.
(b) Includes interest income related to financing receivables of $19.2 million, $19.7 million, $57.7 million and $58.5 million for the three and nine months ended September 27, 2024 and September 29, 2023, respectively.
(c) Includes the Repair Solutions Capital Charge of $11.1 million, $10.5 million, $32.9 million and $31.0 million for the three and nine months ended September 27, 2024 and September 29, 2023, respectively.
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

The following is a rollforward of the accrued warranty liability:

($ in millions)
Balance, December 31, 2023	$43.0
Accruals for warranties issued during the period	26.9
Settlements made	(30.6)
Balance, September 27, 2024	$39.3
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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of:

($ in millions)	Classification	September 27, 2024	December 31, 2023
Gross liabilities
Current	Accrued expenses and other current liabilities	$19.5	$17.8
Long-term	Other long-term liabilities	79.0	76.5
Total		98.5	94.3

Projected insurance recoveries
Current	Prepaid expenses and other current assets	13.0	12.7
Long-term	Other assets	46.8	43.9
Total		$59.8	$56.6

Guarantees

As of September 27, 2024 and December 31, 2023, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $80.8 million and $79.2 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.

NOTE 10. FAIR VALUE MEASUREMENTS
Below is a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of:

($ in millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 27, 2024
Contingent consideration liabilities	$—	$—	$3.2	$3.2
December 31, 2023
Contingent consideration liabilities	—	—	9.3	9.3
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
As of September 27, 2024, assets carried on the balance sheet and not remeasured to fair value on a recurring basis included $1.7 billion of goodwill and $508.6 million of identifiable intangible assets, net.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net earnings	$91.8	$90.6	$298.7	$270.7

Denominator:
Basic weighted average common shares outstanding	152.4	154.8	153.8	155.3
Effect of dilutive stock options and RSUs	0.8	1.0	0.9	0.8
Diluted weighted average common shares outstanding	153.2	155.8	154.7	156.1

Earnings per share:
Basic	$0.60	$0.59	$1.94	$1.74
Diluted	$0.60	$0.58	$1.93	$1.73

Anti-dilutive shares	0.4	1.7	0.6	2.3

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

During the three months ended September 27, 2024, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party institution, whereupon the Company made a prepayment of $100.0 million. The ASR agreement settled during the three months ended September 27, 2024. The Company received 3.0 million of the Company’s shares at an average price per share of $33.84 under the ASR.

During the three months ended September 27, 2024, the Company also repurchased 0.1 million of the Company’s shares through open market transactions for $4.8 million, at an average price per share of $36.22. During the nine months ended September 27, 2024, the Company repurchased 1.6 million of the Company’s shares through open market transactions for $64.6 million, at an average price per share of $38.07.

As of September 27, 2024, the Company has remaining authorization to repurchase $189.8 million of its common stock under the share repurchase program.

NOTE 12. DIVESTITURES

On January 8, 2024, the Company completed the sale of Coats for $72.4 million. As a result of the transaction, the Company recognized a gain of $37.2 million during the nine months ended September 27, 2024, which is presented in Gain on sale of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income. There is a transition services agreement (the “TSA”) in place between the Company and Coats which sets forth the terms and conditions pursuant to which the Company will provide certain services to Coats. Receipts related to the TSA were insignificant for the three and nine months ended September 27, 2024. The operations of Coats did not meet the criteria to be presented as discontinued operations.
NOTE 13. SUBSEQUENT EVENTS
In October 2024, the Company repurchased 0.7 million of the Company’s shares through open market transactions for $23.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) and our Consolidated Condensed Financial Statements as of and for the three and nine months ended September 27, 2024 included in this Form 10-Q.
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
•As of September 27, 2024, we have outstanding indebtedness of approximately $2.2 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
•Global economic, political, legal, compliance, supply chain, public health and business factors could negatively affect our financial statements and outlook.
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

Outlook
We expect core sales growth for the year ended December 31, 2024 to be lower than our longer-term growth expectations due to softening in certain of our end markets as further discussed below in “Results of Operations”. Our outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, ongoing challenges with global logistics and supply chain including the availability of electronic components, the impact of international conflicts, including Russia-Ukraine and conflicts in the Middle East, market conditions in key end product segments, and the impact of energy disruption in Europe. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” above and in “Risk Factors” in our 2023 Annual Report on Form 10-K.
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
RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended				Nine Months Ended
($ in millions)	September 27, 2024	% of Sales	September 29, 2023	% of Sales	September 27, 2024	% of Sales	September 29, 2023	% of Sales
Sales	$750.0		$765.4		$2,202.2		$2,306.2
Operating costs and expenses:
Cost of sales(a)	(395.8)	52.8%	(406.4)	53.1%	(1,140.5)	51.8%	(1,246.1)	54.0%
Selling, general and administrative expenses (“SG&A”)	(157.0)	20.9%	(157.2)	20.5%	(478.7)	21.7%	(481.6)	20.9%
Research and development expenses (“R&D”)	(45.7)	6.1%	(39.1)	5.1%	(135.3)	6.1%	(120.4)	5.2%
Amortization of acquisition-related intangible assets	(20.0)	2.7%	(20.1)	2.6%	(60.0)	2.7%	(61.1)	2.6%
Operating profit	$131.5	17.5%	$142.6	18.6%	$387.7	17.6%	$397.0	17.2%
(a) Excluding amortization of acquisition-related intangible assets.
Sales
The components of our consolidated sales growth were as follows for the periods indicated:

	% Change Three Months Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Months Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(2.0)%	(4.5)%
Core sales (Non-GAAP)	2.8%	1.2%
Acquisitions and divestitures (Non-GAAP)	(4.4)%	(5.0)%
Currency exchange rates (Non-GAAP)	(0.4)%	(0.7)%

Sales for each of our segments were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Mobility Technologies	$257.4	$247.7	$737.7	$732.4
Repair Solutions	152.1	160.2	485.3	500.0
Environmental & Fueling Solutions	349.9	331.6	992.1	984.7
Other	—	25.9	1.3	89.1
Intersegment eliminations	(9.4)	—	(14.2)	—
Total	$750.0	$765.4	$2,202.2	$2,306.2
Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

	% Change Three Months Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Months Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	3.9%	0.7%
Core sales (Non-GAAP)	4.2%	1.9%
Acquisitions and divestitures (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	(0.3)%	(1.2)%
Total sales within our Mobility Technologies segment increased 3.9% during the three months ended September 27, 2024, as compared to the comparable period in 2023, driven by a 4.2% increase in core sales, partially offset by a 0.3% decrease due to the impact of currency translation. The increase in core sales was primarily due to solid demand for our convenience store payment and enterprise productivity solutions, partially offset by lower demand for our car wash solutions.
Total sales within our Mobility Technologies segment increased 0.7% during the nine months ended September 27, 2024, as compared to the comparable period in 2023, driven by a 1.9% increase in core sales, partially offset by a 1.2% decrease due to the impact of currency translation. The increase in core sales was primarily due to solid demand for our convenience store payment and enterprise productivity solutions, partially offset by lower demand for our car wash solutions.
Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Months Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(5.1)%	(2.9)%
Core sales (Non-GAAP)	(5.1)%	(2.9)%
Acquisitions and divestitures (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	—%	—%

Total sales and core sales within our Repair Solutions segment decreased 5.1% during the three months ended September 27, 2024, as compared to the comparable period in 2023, primarily due to a decrease in the specialty tools, tool storage and power tools product categories driven by macroeconomic impacts on service technicians’ discretionary spending.

Total sales and core sales within our Repair Solutions segment decreased 2.9% during the nine months ended September 27, 2024, as compared to the comparable period in 2023, primarily due to a decrease in the power tools, hardline and tool storage product categories driven by macroeconomic impacts on service technicians’ discretionary spending, partially offset by an increase in the diagnostics product category.

Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Months Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	5.5%	0.8%
Core sales (Non-GAAP)	8.5%	4.2%
Acquisitions and divestitures (Non-GAAP)	(2.3)%	(2.7)%
Currency exchange rates (Non-GAAP)	(0.7)%	(0.7)%

Total sales within our Environmental & Fueling Solutions segment increased 5.5% during the three months ended September 27, 2024, as compared to the comparable period in 2023, driven primarily by a 8.5% increase in core sales, partially offset by a 2.3% decrease due to the impact of recently exited businesses and product lines and a 0.7% decrease due to the impact of currency translation. The increase in core sales was primarily due to strong demand for dispenser systems, aftermarket products and environmental solutions.

Total sales within our Environmental & Fueling Solutions segment increased 0.8% during the nine months ended September 27, 2024, as compared to the comparable period in 2023, driven primarily by a 4.2% increase in core sales, partially offset by a 2.7% decrease due to the impact of recently exited businesses and product lines and a 0.7% decrease due to the impact of currency translation. The increase in core sales was driven by higher demand for aftermarket products and environmental solutions.
Cost of Sales

Cost of sales, excluding amortization of acquisition-related intangible assets, decreased $10.6 million, or 2.6%, for the three months ended September 27, 2024, as compared to the comparable period in 2023, primarily due to the impact of recently divested and exited businesses and product lines partially offset by an increase in cost of sales from core sales growth that have been partially mitigated through cost optimization.

Cost of sales, excluding amortization of acquisition-related intangible assets, decreased $105.6 million, or 8.5%, for the nine months ended September 27, 2024, as compared to the comparable period in 2023, primarily due to the impact of recently divested and exited businesses and product lines and cost optimization.

Operating Costs and Other Expenses

SG&A Expenses

SG&A expenses decreased $0.2 million, or 0.1%, during the three months ended September 27, 2024, as compared to the comparable period in 2023, and as a percentage of sales, increased 40 basis points during the same period, primarily due to the impact of recently divested and exited businesses and product lines, partially offset by the impact of reserve-related adjustments to the Repair Solutions receivables portfolio and inflationary pressures that have been partially mitigated through cost optimization.

SG&A expenses decreased $2.9 million, or 0.6%, during the nine months ended September 27, 2024, as compared to the comparable period in 2023, and as a percentage of sales, increased 80 basis points during the same period, primarily due to the impact of recently divested and exited businesses and product lines and restructuring savings, partially offset by the impact of reserve-related adjustments to the Repair Solutions receivables portfolio and inflationary pressures that have been partially mitigated through cost optimization.

R&D Expenses

R&D expenses increased $6.6 million, or 16.9%, during the three months ended September 27, 2024, as compared to the comparable period in 2023, primarily due to continued growth investments in our Mobility Technologies segment. R&D expenses as a percentage of sales increased 100 basis points during the three months ended September 27, 2024, as compared to the comparable period in 2023.

R&D expenses increased $14.9 million, or 12.4%, during the nine months ended September 27, 2024, as compared to the comparable period in 2023, primarily due to continued growth investments in our Mobility Technologies segment. R&D expenses as a percentage of sales increased 90 basis points during the nine months ended September 27, 2024, as compared to the comparable period in 2023.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets decreased $0.1 million, or 0.5%, during the three months ended September 27, 2024, as compared to the comparable period in 2023 and as a percentage of sales, increased 10 basis points during the same period.

Amortization of acquisition-related intangible assets decreased $1.1 million, or 1.8%, during the nine months ended September 27, 2024, as compared to the comparable period in 2023 and as a percentage of sales, increased 10 basis points during the same period.

Operating Profit
Operating profit decreased $11.1 million, or 7.8%, during the three months ended September 27, 2024, as compared to the comparable period in 2023, and operating profit margins decreased 110 basis points during the same period.
Operating profit decreased $9.3 million, or 2.3%, during the nine months ended September 27, 2024, as compared to the comparable period in 2023, and operating profit margins increased 40 basis points during the same period.
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
Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
($ in millions)	September 27, 2024	Margin	September 29, 2023	Margin	September 27, 2024	Margin	September 29, 2023	Margin
Mobility Technologies	$46.6	18.1%	$51.4	20.8%	$135.4	18.4%	$144.0	19.7%
Repair Solutions	32.6	21.4	43.3	27.0	109.4	22.5	132.2	26.4
Environmental & Fueling Solutions	103.0	29.4	95.7	28.9	289.6	29.2	271.6	27.6
Other	—	—	2.2	8.5	(0.4)	(30.8)	8.2	9.2
Segment operating profit	182.2	24.3	192.6	25.2	534.0	24.2	556.0	24.1
Corporate & other unallocated costs(a)	(50.7)	(6.8)	(50.0)	(6.6)	(146.3)	(6.6)	(159.0)	(6.9)
Total operating profit	$131.5	17.5%	$142.6	18.6%	$387.7	17.6%	$397.0	17.2%
(a) Margin for Corporate & other unallocated costs is presented as a percentage of total sales. Corporate & other unallocated costs includes amortization of acquisition-related intangible assets.
Mobility Technologies
Segment operating profit for our Mobility Technologies segment decreased $4.8 million, or 9.3%, during the three months ended September 27, 2024, as compared to the comparable period in 2023, and segment operating profit margin decreased 270 basis points during the same period. The decrease in segment operating profit margin was primarily due to an increase in R&D and unfavorable mix.
Segment operating profit for our Mobility Technologies segment decreased $8.6 million, or 6.0%, during the nine months ended September 27, 2024, as compared to the comparable period in 2023, and segment operating profit margin decreased 130 basis points during the same period. The decrease in segment operating profit margin was primarily due to an increase in R&D and unfavorable mix.
Repair Solutions
Segment operating profit for our Repair Solutions segment decreased $10.7 million, or 24.7%, during the three months ended September 27, 2024, as compared to the comparable period in 2023, and segment operating profit margin decreased 560 basis points during the same period. The decrease in segment operating profit margin was primarily due to the impact of unfavorable mix, reserve-related adjustments to the receivables portfolio and a decrease in volume.

Segment operating profit for our Repair Solutions segment decreased $22.8 million, or 17.2%, during the nine months ended September 27, 2024, as compared to the comparable period in 2023, and segment operating profit margin decreased 390 basis points during the same period. The decrease in segment operating profit margin was primarily due to the impact of reserve-related adjustments to the receivables portfolio, unfavorable mix and a decrease in volume.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment increased $7.3 million, or 7.6%, during the three months ended September 27, 2024, as compared to the comparable period in 2023, and segment operating profit margin increased 50 basis points during the same period. The increase in segment operating profit margin was primarily due to price-cost benefits and cost optimization.
Segment operating profit for our Environmental & Fueling Solutions segment increased $18.0 million, or 6.6%, during the nine months ended September 27, 2024, as compared to the comparable period in 2023, and segment operating profit margin increased 160 basis points during the same period. The increase in segment operating profit margin was primarily due to price-cost benefits and cost optimization.
Corporate & Other Unallocated Costs
Corporate & other unallocated costs increased $0.7 million, or 1.4%, during the three months ended September 27, 2024, as compared to the comparable period in 2023, primarily due to inflationary pressures that have been partially mitigated through cost optimization. Corporate & other unallocated costs as a percentage of total sales increased 20 basis points during the three months ended September 27, 2024, as compared to the comparable period in 2023.
Corporate & other unallocated costs decreased $12.7 million, or 8.0%, during the nine months ended September 27, 2024, as compared to the comparable period in 2023, primarily due to a decrease in costs associated with restructuring activities and transaction and deal-related costs, partially offset by inflationary pressures that have been partially mitigated through cost optimization. Corporate & other unallocated costs as a percentage of total sales decreased 30 basis points during the nine months ended September 27, 2024, as compared to the comparable period in 2023.
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

INTEREST COSTS
Interest expense, net was $18.9 million during the three months ended September 27, 2024, as compared to $22.8 million for the comparable period in 2023, a decrease of $3.9 million, driven primarily by a decrease in our outstanding debt obligations.
Interest expense, net was $56.2 million during the nine months ended September 27, 2024, as compared to $70.7 million for the comparable period in 2023, a decrease of $14.5 million, driven primarily by a decrease in our outstanding debt obligations and an increase in interest income between periods.
For a discussion of our outstanding indebtedness, refer to Note 4. Financing to the Consolidated Condensed Financial Statements.
INCOME TAXES

Effective Tax Rate

Our effective tax rate for the three and nine months ended September 27, 2024 was 18.3% and 18.6%, respectively, as compared to 24.4% and 24.6% for the three and nine months ended September 29, 2023, respectively. The decrease in the effective tax rate for the three months ended September 27, 2024 as compared to the comparable period in the prior year was primarily due to a favorable change in uncertain tax position reserves during the three months ended September 27, 2024. The decrease in the effective tax rate for the nine months ended September 27, 2024 as compared to the comparable period in the prior year was primarily due to the favorable tax impacts of the divestiture of the Coats business and a favorable change in uncertain tax position reserves during the nine months ended September 27, 2024 and the unfavorable tax impacts of the divestiture of the Global Traffic Technologies business during the nine months ended September 29, 2023.

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
COMPREHENSIVE INCOME
Comprehensive income increased by $52.4 million during the three months ended September 27, 2024, as compared to the comparable period in 2023. Comprehensive income for the three months ended September 27, 2024 includes favorable foreign currency translation adjustments of $29.1 million while comprehensive income for the three months ended September 29, 2023 includes unfavorable foreign currency translation adjustments of $22.1 million.
Comprehensive income increased by $64.3 million during the nine months ended September 27, 2024, as compared to the comparable period in 2023. Comprehensive income for the nine months ended September 27, 2024 includes a gain on the sale of the Company’s Coats business of $37.2 million and favorable foreign currency translation adjustments of $2.1 million while comprehensive income for the nine months ended September 29, 2023 includes a gain on the sale of the Company’s Global Traffic Technologies business of $34.4 million and unfavorable foreign currency translation adjustments of $34.2 million.
Refer to Note 12. Divestitures to the Consolidated Condensed Financial Statements for additional information on the divestiture of our Coats business.

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. As of September 27, 2024, we held $330.9 million of cash and cash equivalents and had $750.0 million of borrowing capacity under our revolving credit facility. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, invest in existing businesses, consummate strategic acquisitions, manage our capital structure on a short and long-term basis and support other business needs or objectives. We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of September 27, 2024, we believe that we have sufficient liquidity to satisfy our cash needs.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of September 27, 2024.
2024 Financing and Capital Transactions
During the nine months ended September 27, 2024, we completed the following financing and capital transactions:
•Voluntarily repaid $100.0 million of the Three-Year Term Loans Due 2024;
•Repurchased 3.0 million shares for $100.0 million through an accelerated share repurchase (“ASR”) agreement;
•Repurchased 1.6 million shares for $64.6 million in the open market.
Refer to Note 4. Financing to the Consolidated Condensed Financial Statements for more information related to our long-term indebtedness and Note 11. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for more information related to our share repurchases.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$259.4	$290.1

Proceeds from sale of business, net of cash provided	$68.4	$107.5
Payments for additions to property, plant and equipment	(62.6)	(43.5)
Proceeds from sale of property, plant and equipment	1.3	4.3
Cash paid for equity investments	(2.3)	(2.7)
Proceeds from sale of equity securities	0.2	20.4
Net cash provided by investing activities	$5.0	$86.0

Repayment of long-term debt	$(100.0)	$(240.0)
Net (repayments of) proceeds from short-term borrowings	(1.2)	1.4
Payments of common stock cash dividend	(11.5)	(11.7)
Purchases of treasury stock	(164.6)	(61.6)
Proceeds from stock option exercises	14.4	6.0
Other financing activities	(13.9)	(7.4)
Net cash used in financing activities	$(276.8)	$(313.3)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.

Cash flows from operating activities were $259.4 million during the nine months ended September 27, 2024, a decrease of $30.7 million, as compared to the comparable period in 2023. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables used $46.2 million of operating cash flows during the nine months ended September 27, 2024 compared to using $33.6 million in the comparable period of 2023. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $69.3 million during the nine months ended September 27, 2024 compared to using $16.8 million in the comparable period of 2023. This change is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash provided by investing activities was $5.0 million during the nine months ended September 27, 2024, driven primarily by proceeds from the sale of our Coats business, partially offset by payments for additions to property, plant and equipment. Net cash provided by investing activities was $86.0 million during the nine months ended September 29, 2023, driven primarily by proceeds from the sale of our Global Traffic Technologies business and equity securities, partially offset by payments for additions to property, plant and equipment.
We made capital expenditures of $62.6 million and $43.5 million during the nine months ended September 27, 2024 and September 29, 2023, respectively.

Financing Activities
Net cash used in financing activities was $276.8 million during the nine months ended September 27, 2024, driven primarily by the voluntary repayment of $100.0 million of the Three-Year Term Loans due 2024 and repurchases of the Company’s common stock of $164.6 million. Net cash used in financing activities was $313.3 million during the nine months ended September 29, 2023, driven primarily by the voluntary repayment of $240.0 million of the Three-Year Term Loans due 2024 and repurchases of the Company’s common stock of $61.6 million.

Share Repurchase Program

Refer to Note 11. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for a description of the Company’s share repurchase program.

Dividends

We paid regular quarterly cash dividends of $0.025 per share during the nine months ended September 27, 2024. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of September 27, 2024, we had $1.6 billion in aggregate principal amount of the Registered Notes and $600.0 million in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Registered Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 4. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Registered Notes and the Term Loans.

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

Summarized Results of Operations Data ($ in millions)	Nine Months Ended September 27, 2024
Net sales (a)	$1,136.3
Operating profit (b)	382.1
Net income (c)	$260.4

(a) Includes intercompany sales of $25.7 million for the nine months ended September 27, 2024.
(b) Includes intercompany operating profit of $6.2 million for the nine months ended September 27, 2024.
(c) Includes intercompany pretax income of $3.7 million for the nine months ended September 27, 2024.

Summarized Balance Sheet Data ($ in millions)	September 27, 2024
Assets
Current assets	$441.2
Intercompany receivables	2,078.2
Noncurrent assets	657.1
Total assets	$3,176.5
Liabilities
Current liabilities	$357.5
Intercompany payables	304.6
Noncurrent liabilities	2,241.7
Total liabilities	$2,903.8
CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2023 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2023 Annual Report on Form 10-K. There were no material changes to this information during the nine months ended September 27, 2024.

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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2023 Annual Report on Form 10-K. There were no material changes during the three months ended September 27, 2024 to the risk factors reported in our 2023 Annual Report on Form 10-K.
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
During the three months ended September 27, 2024, the Company entered into an ASR agreement with a third-party institution, whereupon the Company made a prepayment of $100.0 million. The ASR agreement settled during the three months ended September 27, 2024. The Company received 3.0 million of the Company’s shares at an average price per share of $33.84 under the ASR.
The following table sets forth our share repurchase activity for the three months ended September 27, 2024:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
June 29, 2024 - July 26, 2024	0.1	$37.97	0.1	$291.2
July 27, 2024 - August 23, 2024(a)	2.4	33.84	2.4	191.2
August 24, 2024 - September 27, 2024(a)	0.6	33.74	0.6	189.8
Total	3.1		3.1
(a) The average price paid per share under the ASR agreement included in the table above was determined using the volume-weighted average price of the Company’s common stock over the term of the ASR agreement, less a discount.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 27, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
10.1	Vontier Corporation Separation Pay Plan for Officers, Key and Senior Executives*	—	—		Filed herewith
22.1	List of Guarantor Subsidiaries	10-K	001-39483	22.1	February 15, 2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
*Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: October 31, 2024	By:	/s/ Anshooman Aga
Anshooman Aga
Senior Vice President and Chief Financial Officer

Date: October 31, 2024	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer