Form 10-K
period 2024-12-31
Vontier Corp
filed 2025-02-13
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 10, 2025 there were 148.7 million shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 28, 2024 was $5.9 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included in this Form 10-K are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: future financial performance, core sales, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; our management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, shifts in product mix, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations, governmental policies, and accounting pronouncements; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Numerous factors could cause our actual results to differ materially from those expressed in our forward-looking statements, including but not limited to the risks and uncertainties set forth in Item 1A of this Form 10-K under the heading “Risk Factors.”

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

Vontier Corporation is a Delaware corporation that was incorporated in 2019 in connection with the separation of Vontier from Fortive Corporation (“Fortive”) on October 9, 2020, as an independent, publicly-traded company. In this Annual Report on Form 10-K, the terms “Vontier” or the “Company” refer to either Vontier Corporation or to Vontier Corporation and its consolidated subsidiaries, as the context requires.

We are headquartered in Raleigh, North Carolina and serve end markets across the mobility ecosystem, including convenience retail and fueling, fleets and auto repair, marketing our products and services to retail and commercial fueling operators, convenience store operators, car wash operators, commercial vehicle repair businesses, fleet owners/operators and electric vehicle charging network operators on a global basis.

Our research and development, manufacturing, sales, distribution, service and administration operations are located in approximately 25 countries primarily across North America, Asia Pacific, Europe and Latin America.

We are guided by our shared purpose to mobilize the future to create a better world and are united by a culture of continuous improvement and bias for actions that embody the Vontier Business System (“VBS”). Through rigorous application of our proprietary VBS set of growth, lean, and leadership tools and processes, we continuously improve business performance in the critical areas of innovation, product development and commercialization, global supply chain, sales and marketing and leadership development. Our commitment to VBS and goal of creating long-term shareholder value has enabled us to drive customer satisfaction and profitability through innovation, growth and disciplined acquisitions to execute our strategy and expand our portfolio into new and attractive markets. Through our VBS-led execution of our Connected Mobility strategy, we are accelerating the transformation to a connected, smart mobility ecosystem by creating enhanced and interconnected platforms throughout our segments.
Segments
The Company operates through three reportable segments comprised of three operating segments. Our three operating segments, and businesses within, are as follows:
•Mobility Technologies: Invenco by GVR, DRB, Teletrac Navman, ANGI and EVolve.
•Repair Solutions: Matco Tools.
•Environmental & Fueling Solutions: Gilbarco Veeder-Root.
The Company’s Global Traffic Technologies and Coats businesses, which were divested during April 2023 and January 2024, respectively, are presented in Other for periods prior to the divestitures.
Mobility Technologies
Mobility Technologies provides digitally enabled equipment and operating software solutions to drive automation, productivity and compliance across the mobility ecosystem. Offerings include convenience retail operating platform, point-of-sale and payment solutions, remote diagnostics and site-management tools, workflow automation solutions, data analytics, operating software platform for electric vehicle charging networks, integrated solutions for alternative fuel dispensing and IoT-based fleet telematics. Mobility Technologies serves major end markets with tailored solutions for customers based on their unique needs.

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
DRB provides integrated technology solutions to the car wash industry. We provide an end-to-end technology platform combining embedded point-of-sale, workflow and monitoring software, customer support, digital marketing and payment facilitation services. We serve individual customer sites and have long-standing relationships with the majority of the top 20 car wash platforms in North America. We believe that DRB’s market leading integrated technology, superior reliability, high customer retention and unique business model position us well to capitalize on numerous paths for growth, including customer consolidation, continued shift from full service to express car washes, increasing adoption of workflow technology-as-a-service, shorter upgrade cycles, labor challenges and water efficiency programs and usage restrictions.
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
Repair Solutions
Repair Solutions comprises the Matco Tools business, a leading manufacturer and distributor of aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a robust network of mobile franchisees, who purchase vehicle repair tools, equipment and services from us and resell primarily to professional mechanics directly.
To complement our offering of vehicle repair tools, we have developed a suite of diagnostic tools and software to enhance repair shop workflow and strengthen relationships with our customers. We also generate sales from initial and recurring franchise fees as well as various financing programs that include installment sales to franchisees. We believe that Matco Tools’ integrated workflow and diagnostic solutions are well positioned to capitalize on the increasing complexity of vehicles as advanced driver-assistance systems and other vehicle automation systems become prevalent.

Customers in this segment choose suppliers based on several factors, including relevant innovative features, convenience and the other factors described under “Competition.”

Environmental & Fueling Solutions
Environmental & Fueling Solutions is a leading manufacturer and provider of solutions to improve safety, environmental compliance and fueling efficiency globally. Through brands including Gilbarco and Veeder-Root, we serve independent and company owned retail and commercial fueling operators with industry-leading environmental monitoring and leak detection systems, forecourt controllers, vapor recovery equipment and fuel dispenser systems for petroleum. Our large installed base of products provides a recurring revenue stream for aftermarket parts and service offerings. We believe our substantial scale and sophisticated technology offerings strategically position us to capitalize on key market trends, including fueling site consolidation and complexity, increasing regulatory requirements and global regulations, and aging infrastructure.

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
During 2024, the normalizing of supply chain conditions we experienced during 2023 continued, with costs and lead times generally returning to historical levels during the year. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Seasonal Nature of Business
General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, capital equipment sales are often stronger in the fourth calendar quarter. However, as a whole, we are not subject to material seasonality.

Working Capital
We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items. In addition, our sales and payment terms are generally similar to those of our competitors.
Backlog
Backlog includes unfilled orders that are expected to be fulfilled in the next 12 months and the annual contract value of long-term contracts, including our software as a service (“SaaS”) product offerings. Backlog as of December 31, 2024 and 2023 was $702.4 million and $626.0 million, respectively. We expect that a majority of the unfilled orders as of December 31, 2024 will be delivered to customers within the first half of 2025. Given the relatively short delivery periods that are characteristic of most of our products, we believe that our backlog is indicative of short-term sales performance but not necessarily a reliable indicator of medium or long-term sales performance.
Human Capital Resources
The Company’s key human capital management objectives are to attract, motivate, retain and develop the highest quality talent, united by VBS and a common culture in pursuit of continuous improvement. To support these objectives, the Company’s human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, comprehensive benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing workforce and innovative culture; and invest in technology, tools, and resources to enable employees at work. We seek to continue to attract, develop and retain world-class leaders and employees globally and to drive their engagement with our customer-centric approach.
As of December 31, 2024, we employed approximately 8,000 persons, of whom approximately 3,500 were employed in the United States and approximately 4,500 were employed outside of the United States. Of our United States employees, approximately 750 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.
Some examples of key programs and initiatives that are focused to attract, motivate, develop and retain our workforce include:
•Health, wellness and family resources. Our benefit offerings are designed to meet the varied and evolving needs of our workforce across businesses and geographies. In 2024, we launched a new employee resource group called LIFE (Lifestyle Improvements for Everyone) that focuses on empowering employees and providing resources to achieve wellness by fostering a balanced approach to physical, mental, social, and financial wellbeing. Through educational and collaborative initiatives, we aim to inspire personal growth and sustainable wellbeing for all our team.
•Talent Development and Inclusion. At Vontier, we are dedicated to cultivating a dynamic learning and growth culture, representing Skills-Based Talent Development and Inclusion, that fosters growth throughout our organization. This commitment is exemplified by the approximately 4,500 learners who have completed training in our newly launched peer-to-peer learning program, promoting a growth mindset that flows throughout our enterprise. To enhance our workplace culture, we have launched a Leadership Program aimed at building trust, driving business results, and inspiring careers. This program equips leaders with the tools to empower their teams, creating an environment where everyone can thrive. Additionally, our Executive Sponsorship Program provides guidance and support to emerging leaders, helping them navigate their career paths and achieve their professional aspirations. Furthermore, high-potential leaders completed an intensive six-week “Communicating with Impact” training, significantly enhancing their communication skills and enabling them to make a greater impact.
Our dedication to inclusion is further exemplified by the approximately 2,000 attendees at our monthly learning events. We actively support nine Employee Resource Groups (ERGs), including our newly established LIFE ERG, which champion communities within our workforce. These ERGs emphasize development, community, growth, and wellness, and in 2024, they have been instrumental in fostering a culture of belonging by providing multicultural learning opportunities that enrich our collective experience. To elevate our leadership capabilities, we have successfully implemented a comprehensive program with the goal of empowering over 200 learners to develop their leadership voice and influence within the organization in order to create positive impact. We also introduced seven new learning opportunities.
Our CEO took two pledges: the CEO Action for Diversity and Inclusion and The Valuable 500. Additionally, the Company was named to Newsweek’s Most Responsible Companies 2025 and TIME’s World’s Most Sustainable Companies 2024 lists.

•Community and Social Impact. We are committed to supporting the communities in which we live and work. One primary way we do this is through our employee connection program – Vontier Cares. In 2024, our teams across the globe continued to support their local communities by participating in a Day of Caring event, from cleaning up parks, to providing aid to those in need, to supporting local organizations that work with children and the elderly. Our Vontier Cares volunteers have made a significant impact in their communities throughout the year and around the globe.
•Safety. The Company has received ongoing recognition for its exceptional safety programs, notably being awarded the British Safety Council’s ‘International Safety Award 2024’ with Distinction. Our comprehensive safety initiatives emphasize the health and wellbeing of employees in all workplace settings. We implement established best practices for risk control, combined with active employee participation, to foster a culture that goes beyond mere compliance, with regular evaluations in place. We utilize systematic management systems that are either certified to, or in the process of obtaining the internationally recognized ISO 45001 management system certification, along with performance indicators that are focused on proactive measures to assess our progress.
Government Contracts
Although the substantial majority of our revenue in 2024 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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

Our business in Russia, Ukraine and Israel was not material to our results. We did not have any sales in Russia during the year ended December 31, 2024. Sales in Ukraine and Israel accounted for approximately 60 basis points of our total sales for the year ended December 31, 2024.
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
Risks Related to Our Business and Industry
If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, customer demand and supply chain or transportation disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services has in the past and could in the future cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income has in the past and could in the future be adversely impacted if we are unable to adjust our manufacturing capacity, purchases required for our manufacturing activities and supply chain management to reflect any supply chain disruptions or changes in customer demand and market fluctuations, including those caused by a pandemic, natural disaster or other catastrophe, increases in demand outpacing supply chain capabilities, labor shortages, seasonality or cyclicality. During a market upturn or supply chain disruption, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient materials at competitive prices and quality and on a timely enough basis to meet demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory or reduce our costs to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons such as quality assurance, contractual commitment, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses have in the past and could in the future be disrupted by supplier capacity constraints, cybersecurity issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.

Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems have in the past and could in the future result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our profitability.

Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

We generally sell our products and services in an industry that is characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial statements will suffer. Our success depends on several factors, including our ability to correctly identify customer needs and preferences, and predict future needs and preferences, including from new developments and innovation related to, among other things, electric vehicles and autonomous vehicles.

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

Our customer acquisition and renewal rates have in the past and may in the future decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings, and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline, and our financial results will suffer.
The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements. We may also become subject to lawsuits as a result of past or further acquisitions.
Our restructuring actions could have long-term adverse effects on our business.
In recent years, we have implemented restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and have in the past and could in the future slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.

As of December 31, 2024, we have outstanding indebtedness of approximately $2.2 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
As of December 31, 2024, we have outstanding indebtedness of approximately $2.2 billion, and have the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility. See the section entitled “Liquidity and Capital Resources.” This debt could have important, adverse consequences to us and our investors, including:
•requiring a substantial portion of our cash flow from operations be used to make interest payments;
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
•in connection with acquisitions and investments, we have in the past recorded and may in the future record significant goodwill and other intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur impairment charges; and
•we may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have sold could adversely affect our financial statements.
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, during the year ended December 31, 2024, we divested our Coats business in an all-cash transaction. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse tax, financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to certain businesses or assets we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements, but we cannot be certain that this favorable pattern will continue.
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
In addition, adverse general economic conditions may lead to instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility. If we are exposed to significant fluctuations in interest rates on our debt obligations or are unable to access capital and credit markets on terms that are acceptable to us or our lenders are unable to provide financing in accordance with their contractual obligations, we may not be able to make certain investments or acquisitions or fully execute our business plans and strategies. Furthermore, our suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers or financial counterparties to access credit at interest rates and on terms that are acceptable to them could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of our products and services which could decrease our revenue and cause delays in the delivery of key products from suppliers which could lengthen our supply cycle and decrease our revenue.
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets, if there is instability in global capital and credit markets, or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.

Changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us.
The U.S. may continue to alter its approach to international trade, which may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. We derive a significant portion of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. During his campaign, President Trump expressed various intentions to impose tariffs on imports. It is unclear what action the new presidential administration or Congress will take with respect to these proposals. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.
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
As further discussed in the section entitled “Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items has in the past and could in the future adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise, we may be unable to pass along cost increases through higher prices to our customers. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.
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
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, including our competitive position, and financial statements.
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
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism, cyberattack or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. For example, in August 2022, one of our key electronic suppliers for multiple boards that are part of every fuel dispenser shipped in the United States, suffered a cyberattack that brought down all of their manufacturing capabilities for approximately three weeks, which impacted our Greensboro factory while we mitigated the issue. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against any losses.
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
Risks Related to Our International Operations
Global economic, political, legal, compliance, supply chain, epidemic, pandemic and business factors could negatively affect our financial statements.
In 2024, approximately 32% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in high-growth markets. Our global business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
•interruption in the transportation of materials to us and finished goods to our customers;
•differences in terms of sale, including payment terms;
•local product preferences and product requirements;
•changes in a country’s or region’s political or economic conditions, including changes in a country’s relationship with the U.S.;
•trade protection measures, embargoes and import or export restrictions and requirements;
•unexpected changes in laws or regulatory requirements, including changes in tax laws;
•capital controls and limitations on ownership and on repatriation of earnings and cash;
•epidemics, pandemics or other public health crises, that adversely impact travel, production or demand;
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
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not adjust local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable or favorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.
Risks Related to Legal, Regulatory and Compliance Matters
Changes in, or status of implementation of, industry standards and governmental regulations, including the interpretation or enforcement thereof, may reduce demand for our products or services, increase our expenses or otherwise adversely impact our business model.

We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, fuel economy standards, the environment and electronic communications, employment and franchising regulations and market standardizations, such as the Europay, MasterCard and Visa (“EMV”) global standards. We develop, configure and market our products, services and business model to meet customer needs created by these regulations and standards. These regulations and standards are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change or delay in implementation in any of these regulations or standards (or in the interpretation, application or enforcement thereof) could reduce or delay demand for our products and services, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services, or could otherwise adversely impact our business model. Furthermore, as our customer base as a whole progresses or completes the implementation of such regulations or standards, the incremental demand generated by the initial adoption thereof will abate and our revenue will decline incrementally as demand drops, which may have an adverse impact on our financial results. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations or the implementation of industry standards on the timeline we expect. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations or industry standards, or the adoption of new regulations or industry standards which our products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines or industry standard implementation timelines may result in substantially different levels of demand for our products and services from period to period. For example, new regulations addressing emissions of greenhouse gasses due to impacts of climate change could result in product standard requirements and could adversely impact the cost, production, sales and financial performance of our operations.
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
•We are also required to comply with increasingly complex and changing data privacy regulations in multiple jurisdictions that regulate the collection, use, protection and transfer of personal data, including the transfer of personal data between or among countries as well as customer requirements in diligence and contracts. Many of these foreign data privacy regulations (including the General Data Protection Regulation) are more stringent than those in the U.S. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position;
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
We rely on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by our operating companies, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, customer’s employees and end users and other business partners), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect to be subject to similar incidents in the future as such attacks become more sophisticated and frequent. We have programs in place that are intended to detect, contain, and respond to data security incidents and that provide at least annual employee awareness training regarding phishing, malware, and other cyber risks. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal or other confidential data. Depending on the nature of the information compromised, we may also have obligations to notify consumers and/or employees as well as regulatory agencies about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. While to date none of these incidents have been material to our operations, any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and financial statements.

If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, special category and/or sensitive data in the course of our business. Failure to comply with the requirements of EU General Data Protection Regulation that became effective in May 2018 (“GDPR”) and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. The California Consumer Privacy Act, which came into effect in January 2020, has some of the same features as the GDPR, and has prompted several other states to follow with similar laws. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. In addition, compliance with the varying data privacy regulations across the United States and around the world, including the EU Data Act and artificial intelligence regulations in the United States and Europe, has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.

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
As of December 31, 2024, the net carrying value of our goodwill and other intangible assets totaled approximately $2.2 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets in the future. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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

The Organization for Economic Cooperation and Development (OECD) has issued guidelines that are different, in some respects, than long-standing international tax principles. Certain countries have amended their tax laws to adopt certain parts of the OECD guidelines and additional countries may adopt parts of the OECD guidelines in the future, which has increased tax uncertainty and may adversely impact our effective tax rates.
Risks Related to Our Common Stock
The trading price of our common stock may be volatile, which may be exacerbated by share repurchases under our Share Repurchase Program.

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the fiscal year ended December 31, 2024, the closing price of our common stock ranged from $31.95 to $45.36 per share.

Furthermore, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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
There is strong engagement in risk management from company leadership, including the CEO, executives and senior leaders. The ERM program is driven by Vontier’s Executive Risk Committee, which is led by the SVP, Chief Administrative Officer and comprised of business and functional leaders. Our Audit Committee oversees the ERM program and the Board of Directors have regular updates on topics that are identified through the RAP and overall risk management process.
Through the RAP, which is a tool in our ERM program, we identify and assess cybersecurity risks at an operating company level, evaluating the likelihood and potential impact of a risk universe encompassing finance, human capital, operations, information technology, legal and regulatory compliance, and strategy. Risks are individually analyzed from both inherent and residual perspectives, considering existing controls and mitigation processes in place. The businesses leverage the results from the assessment process to identify and implement efforts to further mitigate risks. Progress on mitigation projects is monitored and regularly reported to leadership as part of the RAP.
In addition to our ERM and RAP, we have a cybersecurity program led by our Chief Information Officer (“CIO”), who reports to our Chief Financial Officer. Our current CIO has over 20 years of experience with large global companies where he worked extensively in providing strategic IT leadership and management in the areas of digital transformation, cybersecurity, risk management and ERP implementation. Our CIO oversees our Information Security department, chairs the Vontier Information Security Executive Committee (“VISEC”), which includes cross-functional leaders from finance, internal audit, information security, information technology, and legal and corporate affairs, and works with the businesses to conduct enterprise product security assessments, perform penetration testing and advance our cybersecurity policies and procedures. We have developed information security policies and standards informed by the NIST Cybersecurity Framework, an internationally recognized framework; and we engage with third parties on our incident response processes, cybersecurity maturity assessment, as well as on our cyber security awareness, data security governance and vendor cyber risk management. Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct security assessments of third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. Additionally, we review our cybersecurity maturity assessment on an ongoing basis to measure the Company’s ability to detect, protect, respond and recover from a cyber incident.

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
ITEM 2. PROPERTIES
Our corporate headquarters are located in Raleigh, North Carolina in a facility that we lease. As of December 31, 2024, our facilities included approximately 25 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 10 of these facilities are located in the United States and approximately 15 are located outside the United States. We own an approximately 0.7 million square foot mixed use facility in Greensboro, North Carolina that provides manufacturing and office space utilized by businesses within our Mobility Technologies and Environmental & Fueling Solutions segments.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 9. Leases to the Consolidated Financial Statements for additional information with respect to our lease commitments.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 13, 2025. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
Mark D. Morelli	61	President and Chief Executive Officer	2020
Anshooman Aga	49	Senior Vice President, Chief Financial Officer	2022
Kathryn K. Rowen	46	Senior Vice President, Chief Administrative Officer	2020
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol VNT. As of February 10, 2025, there were 773 holders of record of our common stock.
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
During the three months ended December 31, 2024, the Company entered into a share repurchase agreement with a third-party institution, whereupon the Company made a payment of $25.0 million. At the end of an agreed-upon trading period during the three months ended December 31, 2024, the Company received 0.6 million of the Company’s shares at an average price per share of $39.57 under the share repurchase agreement.
The following table sets forth our share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
September 28, 2024 to October 25, 2024	0.6	$34.12	0.6	$169.6
October 26, 2024 to November 22, 2024(a)	0.9	38.66	0.9	135.7
November 23, 2024 to December 31, 2024	0.2	38.86	0.2	129.6
Total	1.7		1.7
(a) The average price paid per share under the share repurchase agreement included in the table above was determined using the volume-weighted average price of the Company’s common stock over the term of the agreed-upon trading period, less a discount.
Recent Issuances of Unregistered Securities
None.

Company Stock Performance

The following graph shows a comparison from October 8, 2020 (the date trading commenced on our common stock on the New York Stock Exchange) through December 31, 2024 of the cumulative return of our common stock, the S&P 500 Index and the S&P Industrials Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends).

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
Discussion and analysis of our financial condition and results of operations as of and for the year ended December 31, 2023 compared to December 31, 2022 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2023 with the Securities and Exchange Commission on February 15, 2024.
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
Outlook
We expect core sales to increase on a year-over-year basis in 2025 due to increasing demand across our portfolio. Our outlook is subject to various assumptions and risks, including but not limited to the resilience and durability of the economies of the United States and other critical regions, the condition of global supply chains, including the availability of electronic components, the impact of international conflicts, including Russia-Ukraine and conflicts in the Middle East, market conditions in key end product segments, no significant changes in governmental policies or regulations and the impact of energy disruption in Europe. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
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

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Year Ended December 31,
($ in millions)	2024	% of Sales	2023	% of Sales
Sales	$2,979.0		$3,095.2
Operating costs and expenses:
Cost of sales(a)	(1,554.9)	52.2%	(1,664.0)	53.8%
Selling, general and administrative expenses (“SG&A”)	(629.7)	21.1%	(643.1)	20.8%
Research and development expenses (“R&D”)	(177.7)	6.0%	(163.5)	5.3%
Amortization of acquisition-related intangible assets	(79.7)	2.7%	(81.2)	2.6%
Operating profit	$537.0	18.0%	$543.4	17.6%
(a) Excluding amortization of acquisition-related intangible assets.
Sales
The components of our consolidated sales growth were as follows for the periods indicated:

2024 vs 2023
Total sales growth (GAAP)	(3.8)%
Core sales (Non-GAAP)	1.8%
Acquisitions and divestitures (Non-GAAP)	(4.8)%
Currency exchange rates (Non-GAAP)	(0.8)%
Sales for each of our segments were as follows for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Mobility Technologies	$1,014.5	$1,003.8
Repair Solutions	633.4	651.5
Environmental & Fueling Solutions	1,359.8	1,323.7
Other	1.3	118.8
Intersegment eliminations	(30.0)	(2.6)
Total	$2,979.0	$3,095.2
Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

2024 vs 2023
Total sales growth (GAAP)	1.1%
Core sales (Non-GAAP)	2.1%
Acquisitions and divestitures (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	(1.0)%
Total sales within our Mobility Technologies segment increased 1.1% during the year ended December 31, 2024, as compared to the prior year, driven by a 2.1% increase in core sales, partially offset by a 1.0% decrease due to the impact of currency translation. The increase in core sales was due to solid demand for our convenience store payment and enterprise productivity solutions, partially offset by lower demand for our cash wash solutions.

Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

2024 vs 2023
Total sales growth (GAAP)	(2.8)%
Core sales (Non-GAAP)	(2.8)%
Acquisitions and divestitures (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	—%

Total sales and core sales within our Repair Solutions segment decreased 2.8% during the year ended December 31, 2024, as compared to the prior year, due to a decrease in the hardline, tool storage and specialty tools product categories driven by macroeconomic impacts on service technicians’ discretionary spending, partially offset by an increase in the power tools product category.
Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

2024 vs 2023
Total sales growth (GAAP)	2.7%
Core sales (Non-GAAP)	5.9%
Acquisitions and divestitures (Non-GAAP)	(2.3)%
Currency exchange rates (Non-GAAP)	(0.9)%

Total sales within our Environmental & Fueling Solutions segment increased 2.7% during the year ended December 31, 2024, as compared to the prior year, driven by a 5.9% increase in core sales, partially offset by a 2.3% decrease due to the impact of recently exited businesses and product lines and a 0.9% decrease due to the impact of currency translation. The increase in core sales was driven by higher demand for aftermarket products, dispenser systems and environmental solutions.
Cost of Sales
Cost of sales, excluding amortization of acquisition-related intangible assets, decreased $109.1 million, or 6.6%, during the year ended December 31, 2024, as compared to the prior year and as a percentage of sales, decreased 160 basis points during the same period, due to a $115.0 million decrease from the impact of recently divested and exited businesses and product lines.
Operating Costs and Other Expenses
SG&A expenses decreased $13.4 million, or 2.1%, during the year ended December 31, 2024, as compared to the prior year and as a percentage of sales, increased 30 basis points during the same period, due to a $18.6 million decrease from the impact of recently divested and exited businesses and product lines, partially offset by a $10.1 million increase from the impact of reserve-related adjustments to the Repair Solutions receivables portfolio.

R&D expenses increased $14.2 million, or 8.7%, during the year ended December 31, 2024, as compared to the prior year and as a percentage of sales, increased 70 basis points during the same period, due to continued growth investments in our Mobility Technologies segment.

Amortization of acquisition-related intangible assets decreased $1.5 million, or 1.8%, during the year ended December 31, 2024, as compared to the prior year and as a percentage of sales, increased 10 basis points during the same period.

Operating Profit
Operating profit decreased $6.4 million, or 1.2%, during the year ended December 31, 2024, as compared to the prior year, and operating profit margin increased 40 basis points during the same period.
Segment operating profit is used as a performance metric by the chief operating decision maker (“CODM”) in determining how to allocate resources and assess performance. Segment operating profit represents total segment sales less operating costs attributable to the segment, which does not include unallocated corporate costs and other operating costs not allocated to the reportable segments as part of the CODM’s assessment of reportable segment operating performance, including amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring and other related charges and other unallocated income or expense not indicative of the segment’s core operating performance. As part of the CODM’s assessment of the Repair Solutions segment, a capital charge calculated based on the segment’s average gross outstanding financing receivables portfolio during the period and an estimated weighted average cost of capital is assessed by Corporate (the “Repair Solutions Capital Charge”). Refer to Note 15. Segment Information to the Consolidated Financial Statements for additional information.
Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	Margin	2023	Margin
Mobility Technologies	$192.6	19.0%	$199.9	19.9%
Repair Solutions	140.7	22.2	170.0	26.1
Environmental & Fueling Solutions	394.9	29.0	369.5	27.9
Other	(0.4)	(30.8)	11.3	9.5
Corporate & other unallocated costs(a)	(190.8)	(6.4)	(207.3)	(6.7)
Total operating profit	$537.0	18.0%	$543.4	17.6%
(a) Margin for corporate & other unallocated costs is presented as a percentage of total sales. Refer to further discussion of Corporate & other unallocated costs below.
Mobility Technologies
Segment operating profit for our Mobility Technologies segment decreased $7.3 million, or 3.7%, during the year ended December 31, 2024, as compared to the prior year, and segment operating profit margin decreased 90 basis points during the same period. The decrease in segment operating profit margin was due to a 180 basis points decrease from an increase in R&D from continued growth investments, offset by a 150 basis points increase from SG&A savings. The remaining decrease was due to the impact of product mix from lower demand for our cash wash solutions.
Repair Solutions
Segment operating profit for our Repair Solutions segment decreased $29.3 million, or 17.2%, during the year ended December 31, 2024, as compared to the prior year, and segment operating profit margin decreased 390 basis points during the same period. The decrease in segment operating profit margin was due to a 130 basis points decrease from reserve-related adjustments to the receivables portfolio. The remaining decrease was due to the impact of lower volume and product mix, as service technicians have purchased lower price point products in response to the macroeconomic impacts on service technicians’ discretionary spending.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment increased $25.4 million, or 6.9%, during the year ended December 31, 2024, as compared to the prior year, and segment operating profit margin increased 110 basis points during the same period. The increase in segment operating profit margin was due to a 170 basis points increase from the net impact of our productivity initiatives that have reduced manufacturing, procurement and other costs and unfavorable product mix as compared to the prior year, offset by increased costs from inflationary pressures.

Corporate & Other Unallocated Costs
Corporate & other unallocated costs consists of the following for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Amortization of acquisition-related intangible assets	$(79.7)	$(81.2)
Stock-based compensation expense	(31.6)	(31.5)
Restructuring and other related charges	(13.5)	(25.2)
Other unallocated expense	(0.9)	(1.2)
Corporate costs	(109.0)	(109.9)
Repair Solutions Capital Charge	43.9	41.7
Total corporate & other unallocated costs	$(190.8)	$(207.3)
Corporate & other unallocated costs decreased $16.5 million, or 8.0%, during the year ended December 31, 2024, as compared to the prior year, due to an $11.7 million decrease in costs associated with restructuring activities. Corporate & other unallocated costs as a percentage of total sales decreased 30 basis points during the year ended December 31, 2024, as compared to the prior year.
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
INTEREST COSTS
Interest expense, net was $74.7 million during the year ended December 31, 2024 as compared to $93.7 million during the prior year, a decrease of $19.0 million, driven by a decrease in our outstanding debt obligations and an increase in interest income between periods.
For a discussion of our outstanding indebtedness, refer to Note 10. Financing to the Consolidated Financial Statements.

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

We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states and foreign jurisdictions. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations reserves for contingent tax liabilities are accrued or adjusted as necessary. The IRS concluded examination procedures on the Company’s initial U.S. federal income tax return for the post-Separation period of 2020. No material adjustments were identified, as such the Company has released all uncertain tax positions associated with the U.S. federal income tax return for the post-Separation period in 2020. The Company remains subject to U.S. Federal income tax audit for 2021 through 2023. The Company is subject to tax audits for its combined/consolidated state income tax returns for post-Separation 2020 through 2023. The Company remains subject to tax audits for its separate company tax returns in various U.S. states for the tax years 2020 to 2023. Our operations in certain foreign jurisdictions remain subject to routine examinations for the tax years 2017 to 2023.
The OECD agreed among over 130 countries on the Pillar Two proposals which establish a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding €750 million. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals, including the European Union (“EU”) Member States which unanimously adopted the EU Pillar Two Directive, providing for a minimum effective tax rate of 15%. As of December 31, 2024, various EU Member States have enacted Pillar Two legislation. The Company performed an analysis of the impact of the legislation, and we expect no significant impact to our financial statements.
For a description of our income tax accounting policies, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 14. Income Taxes to the Consolidated Financial Statements.
Comparison of the Years Ended December 31, 2024 and 2023
Our effective tax rate for the years ended December 31, 2024 and 2023 was 15.2% and 22.0%, respectively. The decrease in our effective tax rate during the year ended December 31, 2024, as compared to the prior year, was primarily due to favorable impacts related to business reorganizations and divestitures and a decrease to uncertain tax positions.
Our effective tax rate for the year ended December 31, 2024 differs from the U.S. federal statutory rate of 21.0% primarily due to the effect of state taxes, foreign derived intangible income, and tax credits. Additionally, there were favorable impacts related to business reorganizations and divestitures and a decrease to uncertain tax positions.

Our effective tax rate for the year ended December 31, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the effect of state taxes, foreign derived intangible income and tax credits. Additionally, there were favorable impacts related to non-taxable income and business reorganizations and divestitures which were offset by an increase to uncertain tax positions.
COMPREHENSIVE INCOME
Comprehensive income decreased by $2.4 million during the year ended December 31, 2024, as compared to the prior year. Comprehensive income for the year ended December 31, 2024 includes an unfavorable foreign currency translation adjustment of $49.6 million and a gain on the sale of the Company’s Coats business of $37.2 million. Comprehensive income for the year ended December 31, 2023 includes a gain on the sale of the Company’s Global Traffic Technologies business of $34.4 million.
Refer to Note 20. Divestitures to the Consolidated Financial Statements for additional information on the divestitures of our Coats and Global Traffic Technologies businesses.
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

Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. As of December 31, 2024, we had $550.0 million outstanding of debt that was subject to variable interest rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities.
A hypothetical 100 basis points increase in market interest rates as of December 31, 2024 on our variable-rate debt obligations as of December 31, 2024 would increase our annual interest expense by approximately $5.5 million.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of equity. A 10% change in major currencies relative to the U.S. dollar as of December 31, 2024 would have resulted in an impact to equity of approximately $87.0 million.
Currency exchange rates negatively impacted reported sales for the year ended December 31, 2024 by 0.8% as compared to the prior year, as the U.S. dollar was, on average, stronger against most major currencies during the year ended December 31, 2024 as compared to exchange rate levels during the prior year. If the exchange rates in effect as of December 31, 2024 were to prevail throughout the year ended December 31, 2025, currency exchange rates would negatively impact estimated sales for the year ended December 31, 2025 by approximately 1.2% compared to the year ended December 31, 2024.
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

The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $5.0 million as of December 31, 2024.

No customer accounted for more than 10% of sales during all periods presented.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, invest in existing businesses, consummate strategic acquisitions, manage our capital structure on a short and long-term basis and support other business needs or objectives. Refer also to Note 10. Financing to the Consolidated Financial Statements for additional information.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of December 31, 2024.
2024 Financing and Capital Transactions
During the year ended December 31, 2024, we completed the following financing and capital transactions:
•Voluntarily repaid $150.0 million of the Three-Year Term Loans Due 2024 and the Three-Year Term Loans Due 2025;
•Repurchased 3.0 million shares for $100.0 million through an accelerated share repurchase (“ASR”) agreement;
•Repurchased 0.6 million shares for $25.0 million through a share repurchase agreement; and
•Repurchased 2.7 million shares for $99.7 million in the open market.
Refer to Note 10. Financing to the Consolidated Financial Statements for more information related to our long-term indebtedness and Note 19. Capital Stock and Earnings per Share to the Consolidated Financial Statements for more information related to our share repurchases.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2024	2023
Net cash provided by operating activities	$427.5	$455.0

Proceeds from sale of business, net of cash provided	$68.4	$107.5
Payments for additions to property, plant and equipment	(82.7)	(60.1)
Proceeds from sale of property, plant and equipment	5.6	4.5
Cash paid for equity investments	(2.9)	(3.0)
Proceeds from sale of equity securities	0.2	20.4
Net cash (used in) provided by investing activities	$(11.4)	$69.3

Repayment of long-term debt	(150.0)	(300.0)
Net (repayments of) proceeds from short-term borrowings	(4.5)	1.9
Payments of common stock cash dividend	(15.2)	(15.5)
Purchases of treasury stock	(224.7)	(74.7)
Proceeds from stock option exercises	17.0	10.4
Other financing activities	(14.9)	(9.9)
Net cash used in financing activities	$(392.3)	$(387.8)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.
Cash flows from operating activities were $427.5 million during the year ended December 31, 2024, a decrease of $27.5 million as compared to the prior year. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables used $56.0 million of operating cash flows during the year ended December 31, 2024 as compared to using $6.9 million in the prior year. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $30.7 million of cash during the year ended December 31, 2024 compared to generating $6.8 million in the prior year. This difference is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.
Investing Activities
Net cash used in investing activities was $11.4 million during the year ended December 31, 2024, driven by payments for additions to property, plant and equipment, partially offset by proceeds from the sale of our Coats business. Net cash provided by investing activities was $69.3 million during the year ended December 31, 2023, driven by proceeds from the sale of our Global Traffic Technologies business and equity securities, partially offset by payments for additions to property, plant and equipment.
We made capital expenditures of $82.7 million and $60.1 million during the years ended December 31, 2024 and 2023, respectively.
Financing Activities
Net cash used in financing activities was $392.3 million during the year ended December 31, 2024, driven by the voluntary repayment of $150.0 million of the Three-Year Term Loans due 2024 and Three-Year Term Loans due 2025 and repurchases of the Company’s common stock of $224.7 million. Net cash used in financing activities was $387.8 million during the year ended December 31, 2023, driven primarily by the voluntary repayment of $300.0 million of the Three-Year Term Loans due 2024 and repurchases of the Company’s common stock of $74.7 million.
Share Repurchase Program
Refer to Note 19. Capital Stock and Earnings per Share to the Consolidated Financial Statements for a description of the Company’s share repurchase program.
Dividends
We paid regular quarterly cash dividends of $0.025 per share during the year ended December 31, 2024. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of December 31, 2024, we had $1.6 billion in aggregate principal amount of registered notes and $550.0 million in aggregate principal amount outstanding of term loans. Our obligations to pay principal and interest on the registered notes and term loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 10. Financing to the Consolidated Financial Statements for additional information regarding the terms of our notes and the term loans.

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

Summarized Results of Operations Data ($ in millions)	Year Ended December 31, 2024
Net sales (a)	$1,524.9
Operating profit (b)	521.0
Net income (c)	$363.2

(a) Includes intercompany sales of $33.2 million.
(b) Includes intercompany operating profit of $14.2 million.
(c) Includes intercompany pretax income of $17.7 million.

Summarized Balance Sheet Data ($ in millions)	December 31, 2024
Assets
Current assets	$433.0
Intercompany receivables	2,090.2
Noncurrent assets	664.7
Total assets	$3,187.9
Liabilities
Current liabilities	$895.6
Intercompany payables	256.7
Noncurrent liabilities	1,645.7
Total liabilities	$2,798.0

Cash and Cash Requirements
As of December 31, 2024, we held approximately $356.4 million of cash and cash equivalents that were held in either operating accounts or invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate generally around 4.5% as of December 31, 2024. Approximately 55% of our cash was held outside of the United States.
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
We have cash requirements to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs or objectives. Refer to Note 9. Leases and Note 10. Financing to the Consolidated Financial Statements for further details on our contractual obligations and the timing of expected future payments under our lease and debt agreements, respectively.
We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of December 31, 2024, we had purchase obligations of $241.9 million, with $235.6 million payable in the next 12 months.

With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our credit facilities, enter into new credit facilities and borrow directly thereunder and/or access the capital markets. As of December 31, 2024, we had $750.0 million of borrowing capacity under our revolving credit facility. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
As of December 31, 2024, we believe that we have sufficient liquidity to satisfy our cash needs.
Guarantees
As of December 31, 2024, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $81.4 million. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
LEGAL PROCEEDINGS
Refer to Note 17. Litigation and Contingencies to the Consolidated Financial Statements for information regarding legal proceedings, contingencies, and guarantees. For a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”
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
Accounts and Financing Receivables Allowances
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
Goodwill and Other Intangible Assets
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. In accordance with accounting standards related to business combinations, neither goodwill nor indefinite-lived intangible assets are amortized; however, definite-lived identifiable intangible assets, primarily customer relationships, acquired technology and trade names, are amortized over their estimated useful lives. We assess the goodwill of each of our reporting units for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that goodwill may not be recoverable.
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
As part of our 2024 annual impairment analysis, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all three of our reporting units as of the assessment date, or approximately $1.7 billion of goodwill as of the assessment date. Factors we considered in the qualitative assessment included general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment we determined on the basis of the qualitative and quantitative factors, that the fair values of the reporting units were more likely than not greater than their respective carrying values, and therefore, a quantitative test was not required.
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

If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings which would adversely affect our financial statements. No goodwill or other intangible assets impairment charges were recorded during the years ended December 31, 2024, 2023 and 2022.
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
Certain customer arrangements, including our SaaS product offerings, include multiple performance obligations, typically hardware, installation, training, consulting, services and/or post-contract customer support (“PCS”). The Company allocates the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers. Allocating the transaction price to each performance obligation may require judgment.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 13, 2025 appears on page 42 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vontier Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Vontier Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vontier Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 13, 2025 expressed an unqualified opinion thereon.
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
February 13, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vontier Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vontier Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses of commercial purchase security agreements
Description of the Matter
As described in Note 4 to the consolidated financial statements, the Company’s financing receivables portfolio and the associated allowance for credit losses for commercial purchase security agreements, were $352.2 million and $38.2 million as of December 31, 2024, respectively. As disclosed in Note 2 to the consolidated financial statements, the Company estimates the allowance for credit losses for financing receivables based on numerous quantitative and qualitative factors reflecting management’s estimate of collectability over the remaining contractual life of the financing receivables.

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

Raleigh, North Carolina
February 13, 2025

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$356.4	$340.9
Accounts receivable, less allowance for credit losses of $34.9 million and $35.7 million as of December 31, 2024 and 2023, respectively	526.1	497.5
Inventories	337.8	296.6
Prepaid expenses and other current assets	149.7	141.4
Current assets held for sale	—	56.1
Total current assets	1,370.0	1,332.5
Property, plant and equipment, net	120.2	102.3
Operating lease right-of-use assets	46.8	47.0
Long-term financing receivables, less allowance for credit losses of $32.2 million and $33.7 million as of December 31, 2024 and 2023, respectively	291.7	276.2
Other intangible assets, net	486.5	568.3
Goodwill	1,726.0	1,742.4
Other assets	269.3	225.3
Total assets	$4,310.5	$4,294.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$52.3	$106.6
Trade accounts payable	378.1	366.8
Current operating lease liabilities	16.3	14.0
Accrued expenses and other current liabilities	462.5	435.8
Current liabilities held for sale	—	32.1
Total current liabilities	909.2	955.3
Long-term operating lease liabilities	36.6	37.1
Long-term debt	2,092.0	2,189.0
Other long-term liabilities	212.8	217.0
Total liabilities	3,250.6	3,398.4
Commitments and Contingencies (Note 17)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 172.1 million and 170.8 million shares issued, and 149.3 million and 154.3 million outstanding as of December 31, 2024 and 2023, respectively	—	—
Treasury stock, at cost, 22.8 million and 16.5 million shares as of December 31, 2024 and 2023, respectively	(627.0)	(403.4)
Additional paid-in capital	83.0	56.8
Retained earnings	1,539.1	1,132.1
Accumulated other comprehensive income	56.0	104.9
Total Vontier stockholders’ equity	1,051.1	890.4
Noncontrolling interests	8.8	5.2
Total equity	1,059.9	895.6
Total liabilities and equity	$4,310.5	$4,294.0

See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Sales of products	$2,668.4	$2,778.1	$2,874.3
Sales of services	310.6	317.1	310.1
Total sales	2,979.0	3,095.2	3,184.4
Operating costs and expenses:
Cost of product sales, excluding amortization of acquisition-related intangible assets	(1,354.9)	(1,451.0)	(1,552.5)
Cost of service sales, excluding amortization of acquisition-related intangible assets	(200.0)	(213.0)	(203.6)
Selling, general and administrative expenses	(629.7)	(643.1)	(627.8)
Research and development expenses	(177.7)	(163.5)	(144.6)
Amortization of acquisition-related intangible assets	(79.7)	(81.2)	(78.0)
Operating profit	537.0	543.4	577.9
Non-operating income (expense), net:
Interest expense, net	(74.7)	(93.7)	(69.6)
Gain on sale of business	37.2	34.4	—
Gain on previously held equity interests from combination of business	—	—	32.7
Unrealized loss on equity securities measured at fair value	—	—	(8.7)
Other non-operating expense, net	(1.9)	(0.6)	(4.9)
Earnings before income taxes	497.6	483.5	527.4
Provision for income taxes	(75.4)	(106.6)	(126.1)
Net earnings	$422.2	$376.9	$401.3

Net earnings per share:
Basic	$2.76	$2.43	$2.50
Diluted	$2.75	$2.42	$2.49
Weighted average shares outstanding:
Basic	152.8	155.1	160.5
Diluted	153.8	156.0	161.0

Net earnings	$422.2	$376.9	$401.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(49.6)	(1.3)	(77.1)
Other adjustments	0.7	0.1	1.5
Total other comprehensive loss, net of income taxes	(48.9)	(1.2)	(75.6)
Comprehensive income	$373.3	$375.7	$325.7
See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	169.2	$—	—	$—	$1.5	$386.7	$181.7	$3.8	$573.7
Net earnings	—	—	—	—	—	401.3	—	—	401.3
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(15.9)	—	—	(15.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(75.6)	—	(75.6)
Stock-based compensation expense	—	—	—	—	23.9	—	—	0.4	24.3
Common stock-based award activity, net of shares for tax withholding	0.5	—	—	—	(1.6)	—	—	—	(1.6)
Purchase of treasury stock	—	—	13.7	(328.0)	—	—	—	—	(328.0)
Change in noncontrolling interests and other	—	—	—	—	3.8	(1.3)	—	(1.2)	1.3
Balance, December 31, 2022	169.7	—	13.7	(328.0)	27.6	770.8	106.1	3.0	579.5
Net earnings	—	—	—	—	—	376.9	—	—	376.9
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(15.6)	—	—	(15.6)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	27.4	—	—	4.1	31.5
Common stock-based award activity, net of shares for tax withholding	1.1	—	—	—	2.2	—	—	—	2.2
Purchase of treasury stock	—	—	2.8	(75.4)	—	—	—	—	(75.4)
Change in noncontrolling interests and other	—	—	—	—	(0.4)	—	—	(1.9)	(2.3)
Balance, December 31, 2023	170.8	—	16.5	(403.4)	56.8	1,132.1	104.9	5.2	895.6
Net earnings	—	—	—	—	—	422.2	—	—	422.2
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(15.2)	—	—	(15.2)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(48.9)	—	(48.9)
Stock-based compensation expense	—	—	—	—	27.4	—	—	4.2	31.6
Common stock-based award activity, net of shares for tax withholding	1.3	—	—	—	4.9	—	—	—	4.9
Purchase of treasury stock	—	—	6.3	(223.6)	(2.5)	—	—	—	(226.1)
Change in noncontrolling interests and other	—	—	—	—	(3.6)	—	—	(0.6)	(4.2)
Balance, December 31, 2024	172.1	$—	22.8	$(627.0)	$83.0	$1,539.1	$56.0	$8.8	$1,059.9

See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$422.2	$376.9	$401.3
Non-cash items:
Depreciation expense	47.4	43.8	40.9
Amortization of acquisition-related intangible assets	79.7	81.2	78.0
Stock-based compensation expense	31.6	31.5	24.3
Gain on sale of business	(37.2)	(34.4)	—
Gain on previously held equity interests from combination of business	—	—	(32.7)
Unrealized loss on equity securities measured at fair value	—	—	8.7
Change in deferred income taxes	(32.8)	(47.3)	(41.2)
Other non-cash items	3.3	3.4	11.9
Change in accounts receivable, net	(203.9)	(148.1)	(217.2)
Change in inventories	(48.5)	48.9	(74.3)
Change in long-term financing receivables, net	147.9	141.2	140.3
Change in trade accounts payable	14.9	(66.8)	21.3
Change in other operating assets and liabilities	2.9	24.7	(40.1)
Net cash provided by operating activities	427.5	455.0	321.2
Cash flows from investing activities:
Proceeds from sale of business, net of cash provided	68.4	107.5	—
Cash paid for acquisitions, net of cash received	—	—	(277.5)
Payments for additions to property, plant and equipment	(82.7)	(60.1)	(60.0)
Proceeds from sale of property, plant and equipment	5.6	4.5	0.4
Cash paid for equity investments	(2.9)	(3.0)	(11.8)
Proceeds from sale of equity securities	0.2	20.4	19.0
Net cash (used in) provided by investing activities	(11.4)	69.3	(329.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,167.0
Repayment of long-term debt	(150.0)	(300.0)	(1,167.0)
Net (repayments of) proceeds from short-term borrowings	(4.5)	1.9	0.4
Payments for debt issuance costs	—	—	(0.8)
Payments of common stock cash dividend	(15.2)	(15.5)	(15.9)
Purchases of treasury stock	(224.7)	(74.7)	(328.0)
Proceeds from stock option exercises	17.0	10.4	2.5
Other financing activities	(14.9)	(9.9)	(6.1)
Net cash used in financing activities	(392.3)	(387.8)	(347.9)
Effect of exchange rate changes on cash and cash equivalents	(8.3)	(0.1)	(11.5)
Net change in cash and cash equivalents	15.5	136.4	(368.1)
Beginning balance of cash and cash equivalents	340.9	204.5	572.6
Ending balance of cash and cash equivalents	$356.4	$340.9	$204.5

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
Accounts and Financing Receivables and Allowances for Credit Losses
All trade accounts and financing receivables are reported in the accompanying Consolidated Balance Sheets net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from trade accounts and financing receivables portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluate the collectability of receivables based on a combination of financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.

Additions to the allowances for credit losses are charged to current period earnings and amounts determined to be uncollectible are charged directly against the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts and financing receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. Expense associated with credit losses was $51.2 million, $42.5 million and $32.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Inventories
Inventories include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The net realizable value of inventory, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, is estimated based on assumptions of future demand and related pricing.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Provisions for depreciation have been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets which are generally as follows:

Category	Useful Life
Buildings	30 years
Capitalized software	3 – 5 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery, equipment and other	3 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
Capitalized Software
Costs associated with software developed or obtained for internal-use are capitalized during the application development stage of the project and are presented in Property, plant and equipment, net on the Consolidated Balance Sheets. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred.
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
As of December 31, 2024, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.7 billion of goodwill and $486.5 million of identifiable intangible assets, net.
Refer to Note 10. Financing for the fair value of the Company’s long-term debt.
Goodwill and Other Intangible Assets
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. In accordance with accounting standards related to business combinations, neither goodwill nor indefinite-lived intangible assets are amortized; however, definite-lived identifiable intangible assets, primarily customer relationships, acquired technology and trade names, are amortized over their estimated useful lives. Refer to Note 7. Goodwill and Other Intangible Assets for additional information regarding our goodwill and other intangible assets.
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
As part of the Company’s 2024 annual impairment analysis, the Company elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all three of the Company’s reporting units as of the assessment date, or approximately $1.7 billion of goodwill as of the assessment date. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the reporting units, events or changes affecting the composition or carrying value of the net assets of the reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on the assessment, the Company determined on the basis of the qualitative and quantitative factors that the fair values of the reporting units were more likely than not greater than their respective carrying values, and therefore, a quantitative test was not required.
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

No goodwill or other intangible assets impairment charges were recorded during the years ended December 31, 2024, 2023 and 2022.

Insurance Liabilities
The Company is self-insured for certain losses related to medical claims. The Company has stop-loss coverage to limit the exposure arising from medical claims. In addition, the Company has deductible-based insurance policies for certain other losses, including general liability, workers’ compensation and automobile.
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
Revenue Recognition
Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services.
Product sales include revenues from the sale of products and equipment, which includes software-as-a-service (“SaaS”) product offerings, equipment rentals, fees for referrals to third-party payment processors, and interest income related to our financing receivables.
Service sales include revenues from extended warranties, post-contract customer support (“PCS”), maintenance contracts or services, and services related to previously sold products.
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
Most of the Company’s sales contracts contain standard terms and conditions. The Company evaluates contracts to identify distinct goods and services promised in the contract, the performance obligations. Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements, including our SaaS product offerings, include multiple performance obligations, typically hardware, installation, training, consulting, services and/or PCS. These elements are often delivered within the same reporting period, however, the Company’s SaaS, PCS and other subscription-based and extended contracts may extend beyond one year. The Company allocates the contract transaction price to each performance obligation using the observable price that the good or service sells for separately in similar circumstances and to similar customers. Allocating the transaction price to each performance obligation may require judgment.
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
The fair value of RSUs and PSUs with performance-based vesting conditions is calculated using the closing price of the Company’s common stock on the date of grant less a discount due to the lack of participation in the Company’s dividend by RSU holders. The fair value of PSUs with market-based vesting conditions is calculated using a Monte Carlo pricing model on the date of grant.

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
Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. The Company reevaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires. Potential accrued interest and penalties associated with unrecognized tax positions are recognized as a component of Provision for income taxes in the Consolidated Statements of Earnings and Comprehensive Income. Refer to Note 14. Income Taxes for additional information.
Pension and Other Postretirement Benefit Plans
Pension assets and obligations are measured to determine the funded status as of the end of the Company’s fiscal year. An asset is recognized for an overfunded status or a liability is recognized for an underfunded status. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and are reported in other comprehensive income. Refer to Note 11. Employee Benefit Plans for additional information.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances segment disclosures primarily by requiring disclosure of significant segment expenses. ASU 2023-07 is effective for the Company’s annual financial statements for the year ended December 31, 2024, and for its interim financial statements beginning with the first fiscal quarter of the year ended December 31, 2025. Retrospective application is required. The Company has expanded its segment disclosures in accordance with ASU 2023-07. Refer to Note 15. Segment Information.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure of certain expense categories that are included within relevant income statement expense captions. ASU 2024-03 is effective for the Company’s annual financial statements for the year ended December 31, 2027, and for its interim financial statements beginning with the first fiscal quarter of the year ended December 31, 2028, with early adoption permitted. ASU 2024-03 may be applied either prospectively or retrospectively. The Company is currently assessing the impact ASU 2024-03 will have on its consolidated financial statements.
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
The Company did not make any acquisitions during the years ended December 31, 2024 and 2023. The following describes the Company’s acquisition activity during the year ended December 31, 2022.
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
Invenco
On August 31, 2022, the Company acquired all of the outstanding equity interests of Invenco Group Ltd. (“Invenco”) for $83.1 million, net of cash received. The purchase price includes contingent consideration initially measured at $6.1 million. Invenco, which is based in New Zealand, is a global provider of self-service payment and microservice solutions with a range of products including outdoor payment terminals, electronic payment servers, payment switches and cloud services. The acquisition of Invenco further advances the Company’s portfolio diversification and accelerates its digital strategy.

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

Other Acquisitions

In addition to the acquisitions noted above, during the year ended December 31, 2022, the Company acquired all of the outstanding equity interests in two other businesses for $43.4 million, net of cash received. The purchase price includes contingent consideration initially measured at $5.5 million. Both of these acquisitions align with the Company’s portfolio diversification strategy and enable opportunities in new end markets.

The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to these acquisitions as they did not have a material effect on the Company’s results, individually or in aggregate. These acquisitions are presented in the Company’s Mobility Technologies segment.

NOTE 4. FINANCING AND TRADE RECEIVABLES
Financing receivables are primarily comprised of commercial purchase security agreements originated between the Company’s franchisees and technicians or independent shop owners that are assumed by the Company (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”) in the Repair Solutions segment. The Company also has financing receivables in its Mobility Technologies and Environmental & Fueling Solutions segments which totaled $14.4 million as of December 31, 2024.
The following disclosures relate to the financing receivables in the Repair Solutions segment.
Repair Solutions Financing Receivables
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Balance Sheets and was insignificant as of December 31, 2024 and 2023.
Product sales to franchisees and the related financing income is included in Cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.
The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Balance Sheets were as follows:

($ in millions)	December 31, 2024	December 31, 2023
Gross current financing receivables:
PSAs	$98.6	$100.7
Franchisee Notes	25.4	23.1
Current financing receivables, gross	$124.0	$123.8

Allowance for credit losses:
PSAs	$11.0	$12.8
Franchisee Notes	8.0	7.3
Total allowance for credit losses	$19.0	$20.1

Net current financing receivables:
PSAs, net	$87.6	$87.9
Franchisee Notes, net	17.4	15.8
Total current financing receivables, net	$105.0	$103.7

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	December 31, 2024	December 31, 2023
Gross long-term financing receivables:
PSAs	$253.6	$245.7
Franchisee Notes	62.8	64.2
Long-term financing receivables, gross	$316.4	$309.9

Allowance for credit losses:
PSAs	$27.2	$28.7
Franchisee Notes	5.0	5.0
Total allowance for credit losses	$32.2	$33.7

Net long-term financing receivables:
PSAs, net	$226.4	$217.0
Franchisee Notes, net	57.8	59.2
Total long-term financing receivables, net	$284.2	$276.2
Net deferred origination costs were insignificant as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the net unamortized discount on our financing receivables was $18.5 million and $17.6 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of December 31, 2024 and 2023 were insignificant.
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

The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the year ended December 31, 2024 is as follows:

($ in millions)	2024	2023	2022	2021	2020	Prior	Total
PSAs
Credit Score:
Less than 400	$9.8	$7.2	$3.0	$1.4	$0.4	$—	$21.8
400-599	28.6	14.3	6.4	2.7	0.9	0.2	53.1
600-799	57.5	30.3	13.3	6.6	2.0	0.5	110.2
800+	92.1	45.2	19.9	7.6	2.1	0.2	167.1
Total PSAs	$188.0	$97.0	$42.6	$18.3	$5.4	$0.9	$352.2

Franchisee Notes
Active distributors	$27.2	$16.6	$10.1	$8.3	$3.7	$5.3	$71.2
Separated distributors	0.3	2.2	4.2	3.2	1.4	5.7	17.0
Total Franchisee Notes	$27.5	$18.8	$14.3	$11.5	$5.1	$11.0	$88.2

Current Period Gross Write-offs
PSAs	$2.9	$18.6	$11.5	$5.9	$2.7	$1.3	$42.9
Franchisee Notes	—	0.2	0.5	2.2	1.6	2.7	7.2
Total current period gross write-offs	$2.9	$18.8	$12.0	$8.1	$4.3	$4.0	$50.1

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
December 31, 2024	$3.7	$1.9	$7.9	$13.5	$338.7	$352.2	$7.9
December 31, 2023	3.7	1.9	7.2	12.8	333.6	346.4	7.2
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of December 31, 2024 and 2023.
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

The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of December 31:

	2024			2023
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$41.5	$12.3	$53.8	$45.5	$11.8	$57.3
Provision for credit losses	37.8	7.8	45.6	31.1	4.4	35.5
Write-offs	(42.9)	(7.2)	(50.1)	(36.9)	(4.2)	(41.1)
Recoveries of amounts previously charged off	1.8	0.1	1.9	1.8	0.3	2.1
Allowance for credit losses, end of year	$38.2	$13.0	$51.2	$41.5	$12.3	$53.8
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables, excluding financing receivables, and the Company’s trade accounts receivable cost basis as of December 31:

($ in millions)	2024	2023
Cost basis of trade accounts receivable	$430.1	$409.4

Allowance for credit losses balance, beginning of year	15.6	14.6
Provision for credit losses	5.6	7.0
Write-offs	(4.5)	(6.0)
Foreign currency and other	(0.8)	—
Allowance for credit losses balance, end of year	15.9	15.6
Net trade accounts receivable balance	$414.2	$393.8
NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows:

($ in millions)	2024	2023
Finished goods	$144.8	$132.8
Work in process	20.8	20.1
Raw materials	172.2	143.7
Total	$337.8	$296.6
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows:

($ in millions)	2024	2023
Land and improvements	$4.3	$4.9
Buildings and leasehold improvements	68.0	68.0
Capitalized software	98.1	73.6
Machinery, equipment and other	217.3	209.3
Gross property, plant and equipment	387.7	355.8
Less: accumulated depreciation	(267.5)	(253.5)
Property, plant and equipment, net	$120.2	$102.3
No interest was capitalized related to capitalized expenditures during the years ended December 31, 2024, 2023 and 2022.
Depreciation expense related to property, plant and equipment was $24.4 million, $23.2 million and $23.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

($ in millions)	One Reportable Segment	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Total
Balance, December 31, 2022	$1,738.7	$—	$—	$—	$1,738.7
Reallocation to new segments(a)	(1,738.7)	1,201.5	15.2	522.0	—
Measurement period adjustments for prior year acquisitions	—	1.0	—	—	1.0
Foreign currency translation and other	—	1.5	—	1.2	2.7
Balance, December 31, 2023	—	1,204.0	15.2	523.2	1,742.4
Foreign currency translation and other	—	(7.4)	—	(9.0)	(16.4)
Balance, December 31, 2024	$—	$1,196.6	$15.2	$514.2	$1,726.0
(a) During the year ended December 31, 2023, the Company realigned its internal organization resulting in changes to the Company’s reportable segments.
Accumulated impairment charges, within the Mobility Technologies reportable segment, were $85.3 million as of December 31, 2024 and 2023.
Intangible Assets
Finite-lived intangible assets are generally amortized on a straight-line basis over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31:

	2024			2023
($ in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangibles:
Customer relationships	$473.0	$(253.0)	$220.0	$477.3	$(217.5)	$259.8
Patents and technology	295.6	(156.8)	138.8	299.6	(123.7)	175.9
Trademarks and trade names	57.0	(20.0)	37.0	57.4	(15.6)	41.8
Total finite-lived intangibles	825.6	(429.8)	395.8	834.3	(356.8)	477.5
Indefinite-lived intangibles:
Trademarks and trade names	90.7	—	90.7	90.8	—	90.8
Total intangibles	$916.3	$(429.8)	$486.5	$925.1	$(356.8)	$568.3

Based on the intangible assets recorded as of December 31, 2024, amortization expense is estimated to be as follows for the next five years and thereafter:

($ in millions)
2025	$75.0
2026	61.4
2027	54.5
2028	45.5
2029	45.3
Thereafter	114.1
Total	$395.8

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows:

	2024		2023
($ in millions)	Current	Long-term	Current	Long-term
Compensation, pension and post-retirement benefits	$102.6	$12.2	$109.5	$13.1
Claims, including self-insurance and litigation	26.7	86.7	24.5	80.1
Income and other taxes	60.6	20.0	35.4	32.9
Deferred revenue	139.2	58.9	132.4	53.6
Sales and product allowances	37.0	—	30.9	—
Warranty	27.4	11.6	30.5	12.5
Other	69.0	23.4	72.6	24.8
Total	$462.5	$212.8	$435.8	$217.0
Contingent Consideration
The Company records contingent consideration liabilities related to potential payments to previous owners of acquired companies contingent on the achievement of certain revenue targets. The Company records a liability for contingent consideration in the purchase price for acquisitions at fair value on the acquisition date, and remeasures the liability at each reporting date, based on the Company’s estimate of the expected probability of achievement of the contingency targets. This estimate is based on significant unobservable inputs and represents a Level 3 measurement within the fair value hierarchy. Contingent consideration liabilities, which are presented in Other in the table above, were $0.5 million and $9.3 million as of December 31, 2024 and 2023, respectively.
Warranty Costs
Estimated warranty costs are generally accrued at the time of sale as a component of Cost of sales on the Consolidated Statements of Earnings and Comprehensive Income. In general, manufactured products are warrantied against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of the accrued warranty liability:

($ in millions)	2024	2023
Accrual for warranties, beginning of year	$43.0	$43.0
Accruals for warranties issued during the year	37.3	33.8
Settlements made	(40.9)	(33.9)
Effect of foreign currency translation	(0.4)	0.1
Accrual for warranties, end of year	$39.0	$43.0
NOTE 9. LEASES
The Company determines if an arrangement is or contains a lease at inception. The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. For lease agreements with both lease and non-lease components, the Company has elected the practical expedient for all underlying asset classes to account for the lease and related non-lease component(s) as a single lease component. Many leases include one option to renew, some of which include options to extend the lease for up to 15 years, and some of which include options to terminate the leases within one year. Options to renew are included in the measurement of right-of-use assets and lease liabilities if it is determined they are reasonably certain to be exercised. The Company primarily uses its incremental borrowing rate as the discount rate for its leases, as the Company is generally unable to determine the interest rate implicit in the lease. Finance leases were immaterial for the years ended December 31, 2024, 2023 and 2022, respectively.
The Consolidated Financial Statements include the following amounts related to operating leases for the years ended December 31:

($ in millions)	2024	2023	2022
Consolidated Statements of Earnings and Comprehensive Income
Operating lease cost	$25.3	$23.9	$22.6
Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	24.0	23.6	20.3
Right-of-use assets obtained in exchange for operating lease obligations	15.5	16.4	13.3
Short-term and variable lease cost and sublease income were immaterial for the years ended December 31, 2024, 2023 and 2022, respectively.
The weighted average remaining lease term and weighted average discount rate of our operating leases were as follows as of December 31:

	2024	2023
Weighted average remaining lease term	4.0 years	4.7 years
Weighted average discount rate	5.3%	5.0%
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2024:

($ in millions)
2025	$17.2
2026	15.4
2027	12.6
2028	7.5
2029	2.6
Thereafter	4.1
Total lease payments	59.4
Less: imputed interest	(6.5)
Total lease liabilities	$52.9

As of December 31, 2024, the Company had no material leases that had not yet commenced.

NOTE 10. FINANCING
The Company had the following debt outstanding as of December 31:

($ in millions)	2024	2023
Short-term borrowings:
Short-term borrowings and bank overdrafts	$2.3	$6.6

Long-term debt:
Three-Year Term Loans due 2024	$—	$100.0
Three-Year Term Loans due 2025(a)	550.0	600.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2026	—	—
Total long-term debt	2,150.0	2,300.0
Less: current portion of long-term debt(a)	(50.0)	(100.0)
Less: discounts and debt issuance costs	(8.0)	(11.0)
Total long-term debt, net	$2,092.0	$2,189.0
(a) During February 2025, the Company repaid $50.0 million of the Three-Year Term Loans due 2025 and executed an amendment to extend the maturity date to February 2028. As of December 31, 2024, the Company has classified $50.0 million and $500.0 million of the Three-Year Terms Loans due 2025 as a current liability and long-term liability, respectively, on the Consolidated Balance Sheets. Refer to Note 21. Subsequent Events for additional information.
Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the short-term borrowings section above are immaterial. Given the nature of the short-term borrowings, the carrying value approximates fair value as of December 31, 2024.
The Company made interest payments of $75.6 million, $94.7 million and $67.5 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to the Company’s long-term debt.
As of December 31, 2024, the contractual maturities of the Company’s long-term debt were as follows:

($ in millions)
2025(a)	$50.0
2026	500.0
2027	—
2028(a)	1,000.0
2029	—
Thereafter	600.0
Total principal payments	$2,150.0
(a) As discussed above, during February 2025, the Company repaid $50.0 million and extended the maturity of the remaining $500.0 million of the Three-Year Term Loans due 2025. The Company has presented $50.0 million and $500.0 million of the Three-Year Terms Loans due 2025 in 2025 and 2028, respectively.
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
The A&R Credit Agreement contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenants during periods in which the financial covenants are tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the A&R Credit Agreement, the lenders will be able to declare any outstanding principal balance of the Credit Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the A&R Credit Agreement. As of December 31, 2024, the Company was in compliance with its debt covenants under the A&R Credit Agreement.
Three-Year Term Loans Due 2024

The Three-Year Term Loans Due 2024 were to mature on October 28, 2024. The Company was not obligated to make repayments prior to the maturity date but did voluntarily repay the remaining $100.0 million outstanding as of December 31, 2023 prior to the maturity date.
Revolving Credit Facility

As of December 31, 2024, there were no borrowings outstanding and $750.0 million of borrowing capacity under the Revolving Credit Facility. The Revolving Credit Facility, which matures on April 28, 2026, bears interest at a variable rate equal to SOFR plus an 11.4 basis points SOFR adjustment, plus a ratings-based margin which was 117.5 basis points as of December 31, 2024. The Revolving Credit Facility requires the Company to pay lenders a commitment fee for unused commitments of 0.125% to 0.325% based on a ratings grid.

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
The Three-Year Term Loans Due 2025, which mature on December 30, 2025, bear interest at a variable rate equal to SOFR plus a 10.0 basis points credit spread adjustment plus a ratings-based margin which was 125.0 basis points as of December 31, 2024. The interest rate was 5.94% per annum as of December 31, 2024. The Company is not obligated to make repayments prior to the maturity date, but did voluntarily repay $50.0 million during the year ended December 31, 2024. The Company is not permitted to re-borrow once repayment is made.
As of December 31, 2024, there was no material difference between the carrying value and the estimated fair value of the debt outstanding.
Senior Unsecured Notes
On March 10, 2021, the Company completed the private placement of each of the following series of senior unsecured notes (collectively, the “Notes”):
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
The Registered Notes are fully and unconditionally guaranteed (the “Guarantees”), on a joint and several basis, by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantors”). Interest on the Registered Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The Registered Notes and the Guarantees are the Company’s and the Guarantors’ general senior unsecured obligations.
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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2024, the Company was in compliance with all of the covenants under the Registered Notes.
The estimated fair value of the Registered Notes was $1.4 billion as of December 31, 2024. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
As of December 31, 2024, certain of the Company’s businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings and current portion of long-term debt on the Consolidated Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings and current portion of long-term debt on the Consolidated Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of December 31, 2024.

Interest payments associated with the above short-term borrowings were not significant for the years ended December 31, 2024, 2023 and 2022.
NOTE 11. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
Certain employees participate in noncontributory defined benefit pension plans. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.
The pension benefit obligations of the Company’s plans were $13.3 million and $14.9 million as of December 31, 2024 and 2023, respectively. The fair value of the plan assets was $7.9 million and $8.2 million as of December 31, 2024 and 2023, respectively, and include the use of Level 1 and Level 2 inputs in determining the fair value. As of December 31, 2024 and 2023, the underfunded status of the plans was $5.4 million and $6.7 million, respectively, and was included in Accrued expenses and other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of December 31, 2024 and 2023. The net periodic benefit costs were $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Defined Contribution Plans
The Company administers and maintains 401(k) Programs. Contributions are determined based on a percentage of compensation. For the years ended December 31, 2024, 2023 and 2022, compensation expense for participating U.S. employees in the 401(k) Programs was $49.8 million, $49.3 million and $41.0 million, respectively, which is inclusive of expense related to employer contributions of $19.7 million, $19.9 million and $16.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign currency translation adjustments(d)		Other adjustments(b)		Total
Balance, December 31, 2021	$184.9		$(3.2)		$181.7
Other comprehensive loss before reclassifications, net of income taxes	(77.1)		—		(77.1)
Amounts reclassified from accumulated other comprehensive income:
Increase	—		2.0	(a)	2.0
Income tax impact	—		(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—		1.5		1.5
Net current period other comprehensive (loss) income, net of income taxes	(77.1)		1.5		(75.6)
Balance, December 31, 2022	107.8		(1.7)		106.1
Other comprehensive loss before reclassifications, net of income taxes	(1.6)		—		(1.6)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	0.3	(c)	—		0.3
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	0.3		0.1		0.4
Net current period other comprehensive (loss) income, net of income taxes	(1.3)		0.1		(1.2)
Balance, December 31, 2023	106.5		(1.6)		104.9
Other comprehensive loss before reclassifications, net of income taxes	(50.6)		—		(50.6)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	1.0	(c)	—		1.0
Increase	—		1.0	(a)	1.0
Income tax impact	—		(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	1.0		0.7		1.7
Net current period other comprehensive (loss) income, net of income taxes	(49.6)		0.7		(48.9)
Balance, December 31, 2024	$56.9		$(0.9)		$56.0

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) Reclassified to Gain on sale of business in the Consolidated Statements of Earnings and Comprehensive Income.
(d) The income tax impact of foreign currency translation adjustments was not significant for the periods presented.

NOTE 13. SALES
Refer to a discussion of the Company’s significant accounting policies regarding sales in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $8.0 million and $6.8 million as of December 31, 2024 and 2023, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Contract Costs
The Company incurs direct incremental costs to obtain and fulfill certain contracts, typically costs associated with assets used by our customers in certain sales arrangements and sales-related commissions. As of December 31, 2024 and 2023, the Company had $101.5 million and $90.9 million, respectively, in revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis. Total expense related to net revenue-related capitalized contract costs was $41.0 million, $41.0 million and $34.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Impairment losses recognized on our revenue-related capitalized contract costs were insignificant during the years ended December 31, 2024, 2023 and 2022.
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
The Company’s contract liabilities consisted of the following as of December 31:

($ in millions)	2024	2023
Deferred revenue, current	$139.2	$132.4
Deferred revenue, noncurrent	58.9	53.6
Total contract liabilities	$198.1	$186.0
During the year ended December 31, 2024, the Company recognized $101.2 million of revenue related to the Company’s contract liabilities at December 31, 2023. The change in contract liabilities from December 31, 2023 to December 31, 2024 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations which are unsatisfied as of the end of the period. The Company has excluded performance obligations with an original expected duration of one year or less and amounts for variable consideration allocated to wholly-unsatisfied performance obligations. Remaining performance obligations as of December 31, 2024 were $466.7 million, the majority of which are related to software-as-a-service and extended warranty and service contracts. The Company expects approximately 65 percent of the remaining performance obligations will be fulfilled within the next two years, 80 percent within the next three years, and 90 percent within four years.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by sales of products and services and geographic location for each of the Company’s reportable segments, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. In the Company’s disaggregation of revenue by geographic location, high growth markets refers to developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, which include Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (with the exception of Japan and Australia).

Disaggregation of revenue was as follows for the year ended December 31, 2024:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales:
Sales of products	$823.4	$631.0	$1,213.1	$0.9	$—	$2,668.4
Sales of services	161.1	2.4	146.7	0.4	—	310.6
Intersegment sales	30.0	—	—	—	(30.0)	—
Total	$1,014.5	$633.4	$1,359.8	$1.3	$(30.0)	$2,979.0

Geographic:
North America (a)	$648.2	$633.4	$843.9	$1.3	$—	$2,126.8
Western Europe	94.5	—	161.6	—	—	256.1
High growth markets	162.0	—	299.9	—	—	461.9
Rest of world	79.8	—	54.4	—	—	134.2
Intersegment sales	30.0	—	—	—	(30.0)	—
Total	$1,014.5	$633.4	$1,359.8	$1.3	$(30.0)	$2,979.0
(a) Includes total sales in the United States of $2,032.0 million.
Disaggregation of revenue was as follows for the year ended December 31, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales:
Sales of products	$872.3	$649.1	$1,163.0	$93.7	$—	$2,778.1
Sales of services	128.9	2.4	160.7	25.1	—	317.1
Intersegment sales	2.6	—	—	—	(2.6)	—
Total	$1,003.8	$651.5	$1,323.7	$118.8	$(2.6)	$3,095.2

Geographic:
North America (a)	$703.3	$651.5	$815.6	$117.2	$—	$2,287.6
Western Europe	88.7	—	164.3	—	—	253.0
High growth markets	134.1	—	290.8	1.6	—	426.5
Rest of world	75.1	—	53.0	—	—	128.1
Intersegment sales	2.6	—	—	—	(2.6)	—
Total	$1,003.8	$651.5	$1,323.7	$118.8	$(2.6)	$3,095.2
(a) Includes total sales in the United States of $2,161.0 million.

Disaggregation of revenue was as follows for the year ended December 31, 2022:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales:
Sales of products	$801.0	$609.1	$1,320.6	$143.6	$2,874.3
Sales of services	106.8	2.4	173.0	27.9	310.1
Total	$907.8	$611.5	$1,493.6	$171.5	$3,184.4

Geographic:
North America (a)	$648.3	$611.5	$954.7	$168.5	$2,383.0
Western Europe	75.6	—	167.0	—	242.6
High growth markets	102.8	—	313.5	2.8	419.1
Rest of world	81.1	—	58.4	0.2	139.7
Total	$907.8	$611.5	$1,493.6	$171.5	$3,184.4
(a) Includes total sales in the United States of $2,280.3 million.
NOTE 14. INCOME TAXES
Earnings and Income Taxes
Earnings (losses) before income taxes for the years ended December 31 were as follows:

($ in millions)	2024	2023	2022
United States	$429.5	$482.8	$552.4
Non-U.S.	68.1	0.7	(25.0)
Total	$497.6	$483.5	$527.4
The provision (benefit) for income taxes for the years ended December 31 were as follows:

($ in millions)	2024	2023	2022
Current:
Federal U.S.	$69.8	$109.3	$127.1
Non-U.S.	23.9	15.1	14.4
State and local	15.8	21.9	28.1
Deferred:
Federal U.S.	(24.9)	(25.3)	(26.3)
Non-U.S.	(5.9)	(13.9)	(15.5)
State and local	(3.3)	(0.5)	(1.7)
Income tax provision	$75.4	$106.6	$126.1

Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively. Deferred tax assets and liabilities as of December 31 were as follows:

($ in millions)	2024	2023
Deferred tax assets:
Allowance for credit losses	$21.5	$21.9
Operating lease liabilities	10.8	10.0
Inventories	11.9	14.8
Pension benefits	2.2	1.4
Other accruals and prepayments	36.6	35.7
Deferred revenue	15.4	16.5
Warranty services	3.9	8.9
Stock-based compensation expense	8.6	7.7
Tax credit and loss carryforwards	64.7	63.0
Capitalized research and development	68.9	44.3
Other	4.7	6.9
Valuation allowances	(26.0)	(27.2)
Total deferred tax assets	223.2	203.9
Deferred tax liabilities:
Property, plant and equipment	(1.4)	(5.4)
Operating lease right-of-use assets	(9.7)	(9.5)
Goodwill and other intangibles	(95.2)	(104.1)
Other	(13.7)	(8.6)
Total deferred tax liabilities	(120.0)	(127.6)
Net deferred tax asset	$103.2	$76.3
Applying the valuation allowance methodology discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period. The Company’s valuation allowance decreased by $1.2 million during the current year.
As of December 31, 2024, the Company has federal, various state, and foreign net operating losses in the amounts of $9.8 million, $74.5 million, and $229.6 million, respectively. These net operating loss carryforwards have various expiration periods beginning in 2025, including some with no expiration.

Effective Tax Rate
The effective tax rate for the years ended December 31 varies from the U.S. statutory federal tax rate as follows:

	Percentage of Pretax Earnings
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	2.7%	3.6%	4.0%
Non-U.S. income taxed at different rate than U.S. statutory rate	0.7%	(0.2)%	0.7%
Foreign derived intangible income taxation	(0.9)%	(0.9)%	(1.4)%
Nontaxable income	(0.3)%	(1.3)%	(0.9)%
Uncertain tax positions	(1.4)%	3.3%	0.3%
Tax credits	(2.2)%	(2.2)%	(1.3)%
Business reorganizations and divestitures	(4.2)%	(1.5)%	—%
Other	(0.2)%	0.2%	1.5%
Effective income tax rate	15.2%	22.0%	23.9%
Our effective tax rate for the years ended December 31, 2024, 2023 and 2022 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of state taxes, foreign derived intangible income, tax credits and non-taxable income. For the year ended December 31, 2024, there was also favorable impacts related to business reorganizations and divestitures and uncertain tax positions. For the year ended December 31, 2023, there was also favorable impacts related to business reorganization and divestitures and unfavorable impacts related to uncertain tax positions.
We made income tax payments of $93.5 million, $126.0 million and $167.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Unrecognized Tax Benefits
Gross unrecognized tax benefits were $19.9 million ($22.6 million total, including $3.4 million associated with interest and penalties, and net of the impact of $0.7 million of indirect tax benefits) and $27.0 million ($31.3 million total, including $5.1 million associated with interest and penalties, and net of the impact of $0.8 million of indirect tax benefits) as of December 31, 2024 and 2023, respectively. The Company recognized a benefit of $1.7 million, expense of $3.2 million, and expense of $1.1 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2024, 2023, and 2022, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in the income tax provision.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows as of December 31:

($ in millions)	2024	2023	2022
Unrecognized tax benefits, beginning of year	$27.0	$14.0	$14.1
Additions based on tax positions related to the current year	0.8	11.8	1.0
Additions for tax positions of prior years	4.6	2.9	1.2
Reductions for tax positions of prior years	(5.3)	(0.5)	(1.1)
Lapse of statute of limitations	(0.6)	(0.4)	—
Settlements	(6.3)	(0.9)	(0.9)
Effect of foreign currency translation	(0.3)	0.1	(0.3)
Unrecognized tax benefits, end of year	$19.9	$27.0	$14.0

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
The IRS concluded examination procedures on the Company’s initial U.S. federal income tax return for the post-Separation period of 2020. No material adjustments were identified, as such the Company has released all uncertain tax positions associated with the U.S. federal income tax return for the post-Separation period in 2020.The Company remains subject to U.S. Federal income tax audit for 2021 to 2023. The Company is subject to tax audits for its combined/consolidated state income tax returns for post-Separation 2020 as well as 2021 to 2023. The Company remains subject to tax audits for its separate company tax returns in various U.S. states for the tax years 2020 to 2023. Our operations in certain foreign jurisdictions remain subject to routine examinations for the tax years 2017 to 2023.
Repatriation and Unremitted Earnings

As of December 31, 2024, the Company’s undistributed earnings of its foreign subsidiaries are intended to be permanently reinvested in non-U.S. operations. The operating plans, budgets and forecasts, and long-term and short-term financial requirements of the parent company and the subsidiaries indicate that there is no current or known future need to distribute cash from foreign subsidiaries for any purpose. Therefore, no deferred taxes have been recorded. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
NOTE 15. SEGMENT INFORMATION
The President and CEO of Vontier has been identified as the Company’s chief operating decision maker (“CODM”). Segment operating profit is used as a performance metric by the CODM in determining how to allocate resources and assess performance. Segment operating profit represents total segment sales less operating costs attributable to the segment, which does not include unallocated corporate costs and other operating costs not allocated to the reportable segments as part of the CODM’s assessment of reportable segment operating performance, including amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring and other related charges and other unallocated income or expense not indicative of the segment’s core operating performance. Corporate costs represent general and administrative expenses for the Company’s corporate functions, including transaction and deal-related costs.
As part of the CODM’s assessment of the Repair Solutions segment, a capital charge calculated based on the segment’s average gross outstanding financing receivables portfolio during the period and an estimated weighted average cost of capital is assessed by Corporate (the “Repair Solutions Capital Charge”).
The CODM does not regularly review any expenses on a segment basis. The CODM is regularly provided with actual and forecasted bookings and sales, and the related core growth for each, and segment operating profit and the related margin on a segment basis to assess segment performance. The CODM also reviews prior forecast to current forecast variances for bookings, sales and segment operating profit as part of the assessment of segment performance.
Intersegment sales primarily result from solutions developed by the Mobility Technologies segment that are integrated into products sold by the Environmental & Fueling Solutions segment. Intersegment sales are recorded at cost plus a margin which is intended to reflect the contribution made by the Mobility Technologies segment. Segment operating profit includes the operating profit from intersegment sales. Intersegment sales for the year ended December 31, 2022 are not significant and have been eliminated in the segments’ results.
The Company’s CODM does not review any information regarding total assets on a segment basis.

Segment results for the year ended December 31, 2024 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales of products and services (a)	$984.5	$633.4	$1,359.8	$1.3	$—	$2,979.0
Intersegment sales	30.0	—	—	—	(30.0)	—
Total sales	1,014.5	633.4	1,359.8	1.3	(30.0)	2,979.0
Operating costs and expenses:
Other segment items	(821.9)	(492.7)	(964.9)	(1.7)	30.0	(2,251.2)
Segment operating profit	$192.6	$140.7	$394.9	$(0.4)	$—	$727.8
(a) Repair Solutions includes interest income related to financing receivables of $76.1 million.
Segment results for the year ended December 31, 2023 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales of products and services(a)	$1,001.2	$651.5	$1,323.7	$118.8	$—	$3,095.2
Intersegment sales	2.6	—	—	—	(2.6)	—
Total sales	1,003.8	651.5	1,323.7	118.8	(2.6)	3,095.2
Other segment items	(803.9)	(481.5)	(954.2)	(107.5)	2.6	(2,344.5)
Segment operating profit	$199.9	$170.0	$369.5	$11.3	$—	$750.7
(a) Repair Solutions includes interest income related to financing receivables of $78.8 million.
Segment results for the year ended December 31, 2022 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Total
Sales of products and services (a)	$907.8	$611.5	$1,493.6	$171.5	$3,184.4
Operating costs and expenses:
Other segment items	(720.3)	(441.8)	(1,087.1)	(152.3)	(2,401.5)
Segment operating profit	$187.5	$169.7	$406.5	$19.2	$782.9
(a) Repair Solutions includes interest income related to financing receivables of $72.7 million.
Other segment items for each reportable segment includes the following for all periods presented:
•Mobility Technologies: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses and research and development expenses.
•Repair Solutions: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses, research and development expenses and the Repair Solutions Capital Charge. The Repair Solutions Capital Charge was $43.9 million, $41.7 million and $39.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
•Environmental & Fueling Solutions: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses and research and development expenses.
•Other: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses and research and development expenses.
Other segment items does not include unallocated corporate costs and other operating costs not allocated to the reportable segments as part of the CODM’s assessment of reportable segment operating performance, as further discussed above.

A reconciliation of segment operating profit to earnings before income taxes for the years ended December 31 were as follows:

($ in millions)	2024	2023	2022
Segment operating profit	$727.8	$750.7	$782.9
Corporate & other unallocated costs:
Amortization of acquisition-related intangible assets	(79.7)	(81.2)	(78.0)
Stock-based compensation expense	(31.6)	(31.5)	(24.3)
Restructuring and other related charges	(13.5)	(25.2)	(11.5)
Other unallocated expense	(0.9)	(1.2)	(6.8)
Corporate costs	(109.0)	(109.9)	(124.2)
Repair Solutions Capital Charge	43.9	41.7	39.8
Total corporate & other unallocated costs	(190.8)	(207.3)	(205.0)
Operating profit	537.0	543.4	577.9
Interest expense, net	(74.7)	(93.7)	(69.6)
Gain on sale of business	37.2	34.4	—
Gain on previously held equity interests from combination of business	—	—	32.7
Unrealized loss on equity securities measured at fair value	—	—	(8.7)
Other non-operating expense, net	(1.9)	(0.6)	(4.9)
Earnings before income taxes	$497.6	$483.5	$527.4
Depreciation expense by segment for the years ended December 31 were as follows:

($ in millions)	2024	2023	2022
Mobility Technologies	$35.3	$29.4	$23.4
Repair Solutions	2.6	2.1	1.7
Environmental & Fueling Solutions	8.0	11.2	13.9
Other	—	—	0.9
Corporate	1.5	1.1	1.0
Total	$47.4	$43.8	$40.9
Tangible long-lived assets, which consist of property, plant and equipment and operating lease right-of-use assets, by geographic area as of December 31 were as follows:

($ in millions)	2024	2023
United States	$106.0	$93.6
All other	61.0	55.7
Total tangible long-lived assets	$167.0	$149.3
NOTE 16. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows:

($ in millions)	2024	2023	2022
Employee severance related	$9.6	$19.0	$10.6
Facility exit and other related	3.9	6.2	0.9
Total restructuring and other related charges	$13.5	$25.2	$11.5
Substantially all restructuring activities initiated in 2024 were completed by December 31, 2024. We expect substantially all cash payments associated with remaining termination benefits recorded in 2024 will be paid during 2025. Substantially all restructuring activities initiated in the years ended December 31, 2023 and 2022 have been completed.

The nature of restructuring and related activities initiated in the years ended December 31, 2024, 2023 and 2022 focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. These costs were incurred to optimize the Company’s cost structure in order to provide products and services to the Company’s customers in a cost efficient manner, taking into consideration industry and macroeconomic trends.
The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our restructuring actions:

($ in millions)	Balance as of December 31, 2022	Costs Incurred	Paid / Settled	Balance as of December 31, 2023	Costs Incurred	Paid / Settled	Balance as of December 31, 2024
Employee severance and related	$1.5	$19.0	$(17.7)	$2.8	$9.6	$(9.1)	$3.3
Facility exit and other related	1.1	6.2	(6.1)	1.2	3.9	(4.9)	0.2
Total	$2.6	$25.2	$(23.8)	$4.0	$13.5	$(14.0)	$3.5
The restructuring and other related charges incurred during the years ended December 31, 2024, 2023 and 2022 were primarily cash charges. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31:

($ in millions)	2024	2023	2022
Cost of sales	$1.8	$10.2	$3.2
Selling, general and administrative expenses	11.7	15.0	8.3
Total	$13.5	$25.2	$11.5
Restructuring and other related charges by reportable segment for the years ended December 31 were as follows:

($ in millions)	2024	2023	2022
Mobility Technologies	$5.8	$3.7	$0.8
Repair Solutions	0.4	0.5	—
Environmental & Fueling Solutions	5.3	19.9	6.9
Other	—	—	1.2
Corporate	2.0	1.1	2.6
Total	$13.5	$25.2	$11.5
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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of December 31:

($ in millions)	Classification	2024	2023
Gross liabilities
Current	Accrued expenses and other current liabilities	$21.4	$17.8
Long-term	Other long-term liabilities	83.2	76.5
Total		104.6	94.3

Projected insurance recoveries
Current	Prepaid expenses and other current assets	14.1	12.7
Long-term	Other assets	50.7	43.9
Total		$64.8	$56.6

Guarantees

As of December 31, 2024 and 2023, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $81.4 million and $79.2 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
NOTE 18. STOCK-BASED COMPENSATION
In connection with the Separation and the related employee matters agreement, the Company adopted the 2020 Stock Incentive Plan (the “Stock Plan”) that became effective upon the Separation. Outstanding equity awards of Fortive held by the Company’s employees at the separation date were converted into or replaced with Vontier equity awards (the “Conversion Awards”). The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, performance based restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. A total of 17.0 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan and as of December 31, 2024, approximately 8.6 million shares remain available for issuance under the Stock Plan.
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
PSUs granted under the Stock Plan during the year ended December 31, 2024 vest based 50% on the Company’s adjusted operating profit margin expansion and 50% based on core revenue growth, modified by the Company’s total shareholder return relative to the S&P 500 Index, over a three-year performance period. PSUs granted under the Stock Plan during the years ended December 31, 2023 and 2022 vest based on the Company’s adjusted earnings per share, modified by the Company’s total shareholder return relative to the S&P 500 Index, over a three-year performance period.
Stock awards generally vest only if the employee is employed (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options and vesting of RSUs and PSUs, the Company generally issues shares authorized but previously unissued.
Stock-based Compensation Expense
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings and Comprehensive Income. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. Pre-vesting forfeitures are estimated at the time of grant by analyzing historical data and are revised in subsequent periods if actual forfeitures differ from those estimates.
Stock-based compensation expense related to stock options, restricted stock units and performance stock units granted under the Stock Plan and subsidiary stock plan further discussed below was $31.6 million, $31.5 million and $24.3 million during the years ended December 31, 2024, 2023 and 2022, respectively, which was reduced by the related tax benefit of $5.8 million, $5.5 million and $3.7 million, respectively.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2024. This compensation cost is expected to be recognized over a weighted average period of approximately 1.8 years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures:

($ in millions)
Stock Awards	$37.0
Stock options	1.2
Total unrecognized compensation cost	$38.2

Stock Options
The following summarizes option activity under the Stock Plan for the years ended December 31, 2024, 2023 and 2022 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3.9	$27.77
Granted	—	—
Exercised	(0.1)	16.14
Canceled/forfeited	(0.5)	29.88
Outstanding as of December 31, 2022	3.3	27.97
Granted	—	—
Exercised	(0.5)	21.01
Canceled/forfeited	(0.6)	31.34
Outstanding as of December 31, 2023	2.2	28.87
Granted	0.1	41.10
Exercised	(0.6)	27.22
Canceled/forfeited	—	—
Outstanding as of December 31, 2024	1.7	30.27	4.4	$11.1
Vested and expected to vest as of December 31, 2024	1.7	30.23	4.4	11.0
Exercisable as of December 31, 2024	1.5	$29.34	4.0	$10.4
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes model for service condition awards with the following weighted average assumptions for the year ended December 31, 2024. There were no options granted during the years ended December 31, 2023 and 2022.

2024
Risk-free interest rate	4.3%
Volatility	30.2%
Dividend yield	0.3%
Expected years until exercise	6.5
The total fair value of options vested during the years ended December 31, 2024, 2023 and 2022 was $1.4 million, $2.6 million and $2.2 million, respectively.
Options outstanding as of December 31, 2024 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Number of Options	Average Exercise Price	Average Remaining Life (in years)	Number of Options	Average Exercise Price
$0.00 - $17.43	0.1	$17.43	1.1	0.1	$17.43
$17.44 - $23.46	0.2	22.32	2.2	0.2	22.31
$23.47 - $31.46	1.0	31.22	4.6	0.9	31.19
$31.47 - $33.43	0.2	33.35	4.0	0.2	33.35
$33.44 - $41.10	0.2	$37.77	7.7	0.1	$33.66
Total shares	1.7			1.5

The following summarizes the aggregate intrinsic value of stock options exercised under the Stock Plan during the years ended December 31:

($ in millions)	2024	2023	2022
Aggregate intrinsic value of stock options exercised	$7.9	$5.2	$1.0
Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2024, 2023 and 2022 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2021	1.8	$32.44
Granted	1.4	23.60
Vested	(0.6)	31.29
Forfeited	(0.4)	29.15
Unvested as of December 31, 2022	2.2	27.39
Granted	1.4	26.39
Vested	(0.9)	27.56
Forfeited	(0.3)	26.56
Unvested as of December 31, 2023	2.4	26.87
Granted	1.0	41.34
Vested	(0.9)	27.62
Forfeited	(0.4)	31.81
Unvested as of December 31, 2024	2.1	$32.37
Subsidiary Stock Plan
The Company has a subsidiary stock-based compensation plan under which the Company grants equity awards to certain employees and non-employees for the common stock of a subsidiary that holds Driivz and certain other related entities. The Company recognized stock-based compensation expense related to the subsidiary stock plan of $4.2 million, $4.1 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Year Ended December 31
(in millions, except per share amounts)	2024	2023	2022
Numerator:
Net earnings	$422.2	$376.9	$401.3

Denominator:
Basic weighted average common shares outstanding	152.8	155.1	160.5
Effect of dilutive stock options and RSUs	1.0	0.9	0.5
Diluted weighted average common shares outstanding	153.8	156.0	161.0

Earnings per share:
Basic	$2.76	$2.43	$2.50
Diluted	$2.75	$2.42	$2.49

Anti-dilutive shares	0.5	1.8	3.3

Share Repurchase Program

During the first fiscal quarter of 2022, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution, whereupon the Company made a prepayment of $250.0 million. The ASR settled during the second fiscal quarter of 2022. The Company received 10.0 million of the Company’s shares at an average price per share of $25.11 under the ASR.
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

During the year ended December 31, 2023, the Company repurchased 2.8 million of the Company’s shares for $74.7 million through open market transactions at an average price per share of $26.96.

During the third fiscal quarter of 2024, the Company entered into an ASR agreement with a third-party institution, whereupon the Company made a prepayment of $100.0 million. The ASR agreement settled during the third fiscal quarter of 2024. The Company received 3.0 million of the Company’s shares at an average price per share of $33.84 under the ASR.

During the fourth fiscal quarter of 2024, the Company entered into a share repurchase agreement with a third-party institution, whereupon the Company made a payment of $25.0 million. At the end of an agreed-upon trading period during the fourth fiscal quarter of 2024, the Company received 0.6 million of the Company’s shares at an average price per share of $39.57 under the share repurchase agreement.

The Company repurchased an additional 2.7 million of the Company’s shares for $99.7 million through open market transactions at an average price per share of $37.09 during the year ended December 31, 2024.

As of December 31, 2024, the Company had remaining authorization to repurchase $129.6 million of its common stock under the share repurchase program.

NOTE 20. DIVESTITURES
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
Coats
On January 8, 2024, the Company completed the sale of Coats for $72.4 million. As a result of the transaction, the Company recognized a gain of $37.2 million during the year ended December 31, 2024, which is presented in Gain on sale of business in the Consolidated Statements of Earnings and Comprehensive Income. There is a transition services agreement (the “TSA”) in place between the Company and Coats which sets forth the terms and conditions pursuant to which the Company will provide certain services to Coats. Receipts related to the TSA were insignificant for the year ended December 31, 2024. The operations of Coats did not meet the criteria to be presented as discontinued operations.

NOTE 21. SUBSEQUENT EVENTS
Share Repurchase Program
During January 2025, the Company repurchased 0.7 million of the Company’s shares through open market transactions for $25.0 million.
Credit Facilities

During February 2025, the Company executed an amendment to the Revolving Credit Facility, which extended the maturity date to February 2030 and removed the SOFR adjustment.

During February 2025, the Company repaid $50.0 million of the Three-Year Term Loans due 2025 and executed an amendment to extend the maturity date to February 2028. As part of the amendment, the credit spread adjustment was removed and the ratings-based margin was reduced by 12.5 basis points.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2024 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Vontier Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Vontier, Corporate Governance in the Proxy Statement for our 2025 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Insider Trading Policy
The Company has adopted an insider trading policy governing the purchase, sale and/or other disposition of its securities by its directors, officers and employees, which it believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the applicable exchange listing standards. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, Tables, Pay Ratio and Director Compensation in the Proxy Statement for our 2025 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Vontier Common Stock by Directors, Officers and Principal Shareholders in the Proxy Statement for our 2025 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2025 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2025 annual meeting.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 86 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Financial Statement Schedule:
Valuation and Qualifying Accounts	90

		Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	2.1	October 13, 2020
3.1	Certificate of Amendment to the Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	September 30, 2020
3.2	Amended and Restated Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	October 13, 2020
3.3	Certificate of Amendment, dated May 25, 2022 to the Amended and Restated Certification of Incorporation of Vontier Corporation	8-K	001-39483	3.1	May 27, 2022
3.4	Amended and Restated Bylaws of Vontier Corporation, effective December 13, 2022	8-K	001-39483	3.1	December 16, 2022
4.1	Description of Common Stock	10-K	001-39483	4.1	February 25, 2021
4.2	Amended and Restated Indenture, dated as of November 19, 2021, among the Company, the guarantors party thereto and Wilmington Trust, National association, as Trustee	8-K	001-39483	4.1	November 19, 2021
10.1	Amended and Restated Credit Agreement, dated as of April 28, 2021, by and among Vontier Corporation, Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and other Lenders party thereto	8-K	001-39483	10.1	April 28, 2021
10.2	Second Amended and Restated Credit Agreement, dated as of February 12, 2025, by and among Vontier Corporation and certain of its subsidiaries, Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and other Lenders party thereto	8-K	001-39483	10.2	February 13, 2025
10.3	Transition Services Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.3	October 13, 2020
10.4	Vontier Corporation 2020 Stock Incentive Plan*	8-K	001-39483	10.7	October 13, 2020
10.5	Vontier Corporation Non-Employee Directors’ Deferred Compensation Plan*	10-K	001-39483	10.9	February 24, 2022
10.6	Vontier Corporation Director Compensation Policy*	10-K	001-39483	10.10	February 17, 2023
10.7	Form of Restricted Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan*	—	—		Filed herewith
10.8	Form of Restricted Stock Unit Agreement (Non-Employee Directors Deferred Compensation) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.10	October 13, 2020
10.9	Form of Performance Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.11	October 13, 2020
10.10	Form of Stock Option Agreement under the Vontier Corporation 2020 Stock Incentive Plan*	—	—		Filed herewith
10.11	Form of Stock Option Agreement (Non-Employee Directors) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.13	October 13, 2020
10.12	Vontier Corporation 2020 Executive Incentive Compensation Plan*	8-K	001-39483	10.14	October 13, 2020
10.13	Vontier Corporation Executive Incentive Compensation Plan*	8-K	001-39483	10.1	March 15, 2022
10.14	Vontier Corporation Amended and Restated Executive Deferred Incentive Plan*	8-K	001-39483	10.1	June 13, 2023

10.15	Vontier Corporation Separation Pay Plan for Officers, Key and Senior Executives*	10-Q	001-39483	10.1	October 31, 2024
10.16	Term Loan Agreement, dated as of August 5, 2021, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto	8-K	001-39483	10.1	August 5, 2021
10.17	Term Loan Agreement, dated as of October 28, 2022, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto	8-K	001-39483	10.1	November 3, 2022
10.18	First Amendment to Term Loan Agreement, dated as of February 12, 2025, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto	8-K	001-394843	10.1	February 13, 2025
10.19	Letter Agreement between Anshooman Aga and Vontier Corporation dated August 9, 2022*	8-K	001-39483	10.1	August 12, 2022
19.1	Vontier Corporation Insider Trading Policy	10-Q	001-39483	19.1	August 3, 2023
21.1	Subsidiaries of the Registrant	—	—		Filed herewith
22.1	List of Guarantor Subsidiaries	—	—		Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
97.1	Vontier Corporation Recoupment Policy	10-K	001-39483	97.1	February 15, 2024
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
*Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION

Date: February 13, 2025	By:	/s/ MARK D. MORELLI
Mark D. Morelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ KAREN C. FRANCIS	February 13, 2025
Karen C. Francis
Chair, Director

/s/ ANSHOOMAN AGA	February 13, 2025
Anshooman Aga
Senior Vice President, Chief Financial Officer

/s/ GLORIA R. BOYLAND	February 13, 2025
Gloria R. Boyland
Director

/s/ ROBERT L. EATROFF	February 13, 2025
Robert L. Eatroff
Director

/s/ DAVID M. FOULKES	February 13, 2025
David M. Foulkes
Director

/s/ MARTIN GAFINOWITZ	February 13, 2025
Martin Gafinowitz
Director

/s/ CHRISTOPHER J. KLEIN	February 13, 2025
Christopher J. Klein
Director

/s/ ANDREW D. MILLER	February 13, 2025
Andrew D. Miller
Director

/s/ MARK D. MORELLI	February 13, 2025
Mark D. Morelli
President, Chief Executive Officer and Director

/s/ PAUL V. SHIMP	February 13, 2025
Paul V. Shimp
Chief Accounting Officer

/s/ MARYROSE SYLVESTER	February 13, 2025
Maryrose Sylvester
Director

/s/ J. DARRELL THOMAS	February 13, 2025
J. Darrell Thomas
Director

VONTIER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2024
Allowances deducted from asset accounts:
Allowance for credit losses	$69.4	$51.2	$(0.8)	$—	$(52.7)	$67.1
Valuation allowance for deferred income tax assets	$27.2	$0.7	$—	$—	$(1.9)	$26.0

Year Ended December 31, 2023
Allowances deducted from asset accounts:
Allowance for credit losses	$71.9	$42.5	$—	$—	$(45.0)	$69.4
Valuation allowance for deferred income tax assets	$26.8	$—	$—	$0.4	$—	$27.2

Year Ended December 31, 2022
Allowances deducted from asset accounts:
Allowance for credit losses	$81.4	$32.2	$(0.9)	$(0.3)	$(40.5)	$71.9
Valuation allowance for deferred income tax assets	$23.0	$—	$—	$3.8	$—	$26.8

(a) Amounts include allowance for credit losses classified as current and noncurrent.
(b) Amounts are related to businesses acquired, the impact of new accounting standards and other adjustments.