Form 10-Q
period 2025-03-28
Vontier Corp
filed 2025-05-01
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, there were 147.9 million shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except per share amounts)

	March 28, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$333.6	$356.4
Accounts receivable, less allowance for credit losses of $36.0 million and $34.9 million as of March 28, 2025 and December 31, 2024, respectively	533.6	526.1
Inventories	356.1	337.8
Prepaid expenses and other current assets	146.3	149.7
Total current assets	1,369.6	1,370.0
Property, plant and equipment, net	120.7	120.2
Operating lease right-of-use assets	44.2	46.8
Long-term financing receivables, less allowance for credit losses of $31.7 million and $32.2 million as of March 28, 2025 and December 31, 2024, respectively	285.5	291.7
Other intangible assets, net	462.1	486.5
Goodwill	1,731.1	1,726.0
Other assets	280.1	269.3
Total assets	$4,293.3	$4,310.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$2.5	$52.3
Trade accounts payable	372.6	378.1
Current operating lease liabilities	16.5	16.3
Accrued expenses and other current liabilities	451.5	462.5
Total current liabilities	843.1	909.2
Long-term operating lease liabilities	32.9	36.6
Long-term debt	2,092.0	2,092.0
Other long-term liabilities	219.1	212.8
Total liabilities	3,187.1	3,250.6
Commitments and Contingencies (Note 9)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 172.6 million and 172.1 million shares issued, and 148.3 million and 149.3 million outstanding as of March 28, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost, 24.3 million and 22.8 million shares as of March 28, 2025 and December 31, 2024, respectively	(682.4)	(627.0)
Additional paid-in capital	83.9	83.0
Retained earnings	1,623.3	1,539.1
Accumulated other comprehensive income	71.0	56.0
Total Vontier stockholders’ equity	1,095.8	1,051.1
Noncontrolling interests	10.4	8.8
Total equity	1,106.2	1,059.9
Total liabilities and equity	$4,293.3	$4,310.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Sales	$741.1	$755.8
Operating costs and expenses:
Cost of sales, excluding amortization of acquisition-related intangible assets	(390.9)	(383.8)
Selling, general and administrative expenses	(160.3)	(165.4)
Research and development expenses	(40.2)	(44.5)
Amortization of acquisition-related intangible assets	(19.6)	(20.0)
Operating profit	130.1	142.1
Non-operating income (expense), net:
Interest expense, net	(15.1)	(18.9)
Gain on sale of business	—	39.8
Other non-operating expense, net	(3.9)	(0.2)
Earnings before income taxes	111.1	162.8
Provision for income taxes	(23.2)	(26.0)
Net earnings	$87.9	$136.8

Net earnings per share:
Basic	$0.59	$0.89
Diluted	$0.59	$0.88
Weighted average shares outstanding:
Basic	149.0	154.5
Diluted	149.5	155.4

Net earnings	$87.9	$136.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	15.0	(22.3)
Other adjustments	—	0.1
Total other comprehensive income (loss), net of income taxes	15.0	(22.2)
Comprehensive income	$102.9	$114.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	172.1	$—	22.8	$(627.0)	$83.0	$1,539.1	$56.0	$8.8	$1,059.9
Net earnings	—	—	—	—	—	87.9	—	—	87.9
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.7)	—	—	(3.7)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	15.0	—	15.0
Stock-based compensation expense	—	—	—	—	6.9	—	—	0.6	7.5
Common stock-based award activity, net of shares for tax withholding	0.5	—	—	—	(6.0)	—	—	—	(6.0)
Purchase of treasury stock	—	—	1.5	(55.4)	—	—	—	—	(55.4)
Change in noncontrolling interests	—	—	—	—	—	—	—	1.0	1.0
Balance, March 28, 2025	172.6	$—	24.3	$(682.4)	$83.9	$1,623.3	$71.0	$10.4	$1,106.2

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	170.8	$—	16.5	$(403.4)	$56.8	$1,132.1	$104.9	$5.2	$895.6
Net earnings	—	—	—	—	—	136.8	—	—	136.8
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(22.2)	—	(22.2)
Stock-based compensation expense	—	—	—	—	7.0	—	—	2.5	9.5
Common stock-based award activity, net of shares for tax withholding	0.9	—	—	—	2.7	—	—	—	2.7
Purchase of treasury stock	—	—	0.6	(21.9)	—	—	—	—	(21.9)
Other	—	—	—	—	(4.0)	—	—	—	(4.0)
Balance, March 29, 2024	171.7	$—	17.1	$(425.3)	$62.5	$1,265.0	$82.7	$7.7	$992.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net earnings	$87.9	$136.8
Non-cash items:
Depreciation expense	12.9	11.4
Amortization of acquisition-related intangible assets	19.6	20.0
Stock-based compensation expense	7.5	9.5
Gain on sale of business	—	(39.8)
Change in deferred income taxes	(5.7)	(7.6)
Other non-cash items	11.0	1.2
Change in accounts receivable and long-term financing receivables, net	3.3	(28.2)
Change in other operating assets and liabilities	(26.1)	(11.8)
Net cash provided by operating activities	110.4	91.5
Cash flows from investing activities:
Proceeds from sale of business, net of cash provided	—	70.5
Payments for additions to property, plant and equipment	(17.7)	(20.2)
Proceeds from sale of property, plant and equipment	—	0.9
Cash paid for equity investments	—	(0.2)
Net cash (used in) provided by investing activities	(17.7)	51.0
Cash flows from financing activities:
Proceeds from issuance of long-term debt	83.3	—
Repayment of long-term debt	(133.3)	(50.0)
Net repayments of short-term borrowings	—	(1.0)
Payments for debt issuance costs	(2.3)	—
Payments of common stock cash dividend	(3.7)	(3.9)
Purchases of treasury stock	(55.0)	(21.6)
Proceeds from stock option exercises	1.9	12.8
Other financing activities	(10.6)	(10.7)
Net cash used in financing activities	(119.7)	(74.4)
Effect of exchange rate changes on cash and cash equivalents	4.2	(3.0)
Net change in cash and cash equivalents	(22.8)	65.1
Beginning balance of cash and cash equivalents	356.4	340.9
Ending balance of cash and cash equivalents	$333.6	$406.0
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Nature of Business
Vontier Corporation (“Vontier” or the “Company”) is a global industrial technology company uniting productivity, automation and multi-energy technologies to meet the needs of a rapidly evolving, more connected mobility ecosystem. The Company operates through three reportable segments which align to the Company’s three operating segments: (i) Mobility Technologies, which provides digitally enabled equipment and solutions to support efficient operations across the mobility ecosystem, including point-of-sale and payment systems, workflow automation solutions, telematics, data analytics, software platform for electric vehicle charging networks and integrated solutions for alternative fuel dispensing; (ii) Repair Solutions, which manufactures and distributes aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a network of mobile franchisees; and (iii) Environmental & Fueling Solutions, which provides environmental and fueling hardware and software, and aftermarket solutions for global fueling infrastructure. The Company’s Coats business, which was divested during January 2024, is presented in Other for periods prior to the divestiture.
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
In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim Consolidated Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).
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

NOTE 2. FINANCING AND TRADE RECEIVABLES
Financing receivables are primarily comprised of commercial purchase security agreements originated between the Company’s franchisees and technicians or independent shop owners that are assumed by the Company (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”) in the Repair Solutions segment. The Company also has financing receivables in its Mobility Technologies and Environmental & Fueling Solutions segments which totaled $15.3 million and $14.4 million as of March 28, 2025 and December 31, 2024, respectively.
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets and was insignificant as of March 28, 2025 and December 31, 2024.
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
The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	March 28, 2025	December 31, 2024
Gross current financing receivables:
PSAs	$99.1	$98.6
Franchisee Notes	25.7	25.4
Current financing receivables, gross	$124.8	$124.0

Allowance for credit losses:
PSAs	$10.9	$11.0
Franchisee Notes	8.4	8.0
Total allowance for credit losses	$19.3	$19.0

Net current financing receivables:
PSAs, net	$88.2	$87.6
Franchisee Notes, net	17.3	17.4
Total current financing receivables, net	$105.5	$105.0

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	March 28, 2025	December 31, 2024
Gross long-term financing receivables:
PSAs	$247.3	$253.6
Franchisee Notes	61.6	62.8
Long-term financing receivables, gross	$308.9	$316.4

Allowance for credit losses:
PSAs	$26.8	$27.2
Franchisee Notes	4.9	5.0
Total allowance for credit losses	$31.7	$32.2

Net long-term financing receivables:
PSAs, net	$220.5	$226.4
Franchisee Notes, net	56.7	57.8
Total long-term financing receivables, net	$277.2	$284.2

As of March 28, 2025 and December 31, 2024, the net unamortized discount on our financing receivables was $17.9 million and $18.5 million, respectively.
Credit score and distributor tenure are the primary indicators of credit quality for the Company’s financing receivables. The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the three months ended March 28, 2025, is as follows:

($ in millions)	2025	2024	2023	2022	2021	Prior	Total
PSAs
Credit Score:
Less than 400	$2.5	$8.1	$6.1	$2.6	$1.1	$0.2	$20.6
400-599	7.6	24.6	12.0	5.4	2.1	0.6	52.3
600-799	15.4	48.7	26.0	11.2	5.1	1.4	107.8
800+	27.4	75.6	39.0	16.7	5.7	1.3	165.7
Total PSAs	$52.9	$157.0	$83.1	$35.9	$14.0	$3.5	$346.4

Franchisee Notes
Active distributors	$11.6	$22.9	$10.7	$9.1	$7.3	$7.7	$69.3
Separated distributors	—	0.4	2.8	4.1	3.3	7.4	18.0
Total Franchisee Notes	$11.6	$23.3	$13.5	$13.2	$10.6	$15.1	$87.3

Current Period Gross Write-offs
PSAs	$—	$3.7	$4.3	$1.7	$0.9	$0.7	$11.3
Franchisee Notes	—	—	0.2	0.3	0.3	0.6	1.4
Total current period gross write-offs	$—	$3.7	$4.5	$2.0	$1.2	$1.3	$12.7

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
March 28, 2025	$3.3	$1.8	$7.2	$12.3	$334.1	$346.4	$7.2
December 31, 2024	3.7	1.9	7.9	13.5	338.7	352.2	7.9
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of March 28, 2025 and December 31, 2024.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	March 28, 2025
($ in millions)	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$38.2	$13.0	$51.2
Provision for credit losses	10.3	1.6	11.9
Write-offs	(11.3)	(1.4)	(12.7)
Recoveries of amounts previously charged off	0.5	0.1	0.6
Allowance for credit losses, end of period	$37.7	$13.3	$51.0

Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables, excluding financing receivables, and the Company’s trade accounts receivable cost basis as of:

($ in millions)	March 28, 2025
Cost basis of trade accounts receivable	$437.8

Allowance for credit losses balance, beginning of year	15.9
Provision for credit losses	2.2
Write-offs	(1.6)
Foreign currency and other	0.2
Allowance for credit losses balance, end of period	16.7
Net trade accounts receivable balance	$421.1
NOTE 3. INVENTORIES
The classes of inventory as of March 28, 2025 and December 31, 2024 are summarized as follows:

($ in millions)	March 28, 2025	December 31, 2024
Finished goods	$152.0	$144.8
Work in process	22.6	20.8
Raw materials	181.5	172.2
Total	$356.1	$337.8
NOTE 4. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	March 28, 2025	December 31, 2024
Short-term borrowings:
Short-term borrowings and bank overdrafts	$2.5	$2.3

Long-term debt:
Three-Year Term Loans due 2028(a)	500.0	550.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2030	—	—
Total long-term debt	2,100.0	2,150.0
Less: current portion of long-term debt(a)	—	(50.0)
Less: discounts and debt issuance costs	(8.0)	(8.0)
Total long-term debt, net	$2,092.0	$2,092.0
(a) During February 2025, the Company repaid $50.0 million of the Three-Year Term Loans originally due 2025 and executed an amendment to extend the maturity date to February 2028. As of December 31, 2024, the Company classified $50.0 million and $500.0 million of the Three-Year Terms Loans originally due 2025 as a current liability and long-term liability, respectively, on the Consolidated Condensed Balance Sheets.
The Company’s long-term debt requires, among others, that the Company maintains certain financial covenants, and the Company was in compliance with all of these covenants as of March 28, 2025.

Credit Facilities

Amendments
During February 2025, the Company executed an amendment to the Revolving Credit Facility, which extended the maturity date to February 2030 and removed the SOFR adjustment.
During February 2025, the Company executed an amendment to the Three-Year Term Loans originally due 2025 to extend the maturity date to February 2028 (“Three-Year Term Loans Due 2028”). As part of the amendment, the credit spread adjustment was removed and the ratings-based margin was reduced by 12.5 basis points.
The Company evaluated these amendments on a lender-by-lender basis and determined that certain lenders should be accounted for as a debt extinguishment and certain lenders should be accounted for as a debt modification. The Company recognized an immaterial loss on debt extinguishment related to the amendments during the three months ended March 28, 2025. For the portion of the Term Loans considered to be extinguished and re-borrowed, the Company has presented offsetting constructive cash inflows and outflows of $83.3 million within financing activities on the Consolidated Condensed Statements of Cash Flows.
Revolving Credit Facility

The Revolving Credit Facility bears interest at a variable rate equal to SOFR plus a ratings-based margin which was 120.0 basis points as of March 28, 2025. As of March 28, 2025, there were no borrowings outstanding and $750.0 million of available borrowing capacity under the Revolving Credit Facility.

Three-Year Term Loans Due 2028
The Three-Year Term Loans Due 2028 (“Term Loans”), which mature on February 12, 2028, bear interest at a variable rate equal to SOFR plus a ratings-based margin which was 112.5 basis points as of March 28, 2025. The interest rate was 5.45% per annum as of March 28, 2025. There was no material difference between the carrying value and the estimated fair value of the debt outstanding as of March 28, 2025.
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
The estimated fair value of the Registered Notes was $1.5 billion as of March 28, 2025. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
As of March 28, 2025, certain of the Company’s businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings and current portion of long-term debt on the Consolidated Condensed Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings and current portion of long-term debt on the Consolidated Condensed Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of March 28, 2025.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments(d)		Other Adjustments (b)		Total
For the Three Months Ended March 28, 2025:
Balance, December 31, 2024	$56.9		$(0.9)		$56.0
Other comprehensive income before reclassifications, net of income taxes	15.0		—		15.0
Net current period other comprehensive income, net of income taxes	15.0		—		15.0
Balance, March 28, 2025	$71.9		$(0.9)		$71.0

For the Three Months Ended March 29, 2024:
Balance, December 31, 2023	$106.5		$(1.6)		$104.9
Other comprehensive loss before reclassifications, net of income taxes	(23.3)		—		(23.3)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	1.0	(c)	—		1.0
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	1.0		0.1		1.1
Net current period other comprehensive (loss) income, net of income taxes	(22.3)		0.1		(22.2)
Balance, March 29, 2024	$84.2		$(1.5)		$82.7

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
NOTE 6. SALES
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $6.4 million and $8.0 million as of March 28, 2025 and December 31, 2024, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
The Company incurs direct incremental costs to obtain and fulfill certain contracts, typically costs associated with assets used by our customers in certain sales arrangements and sales-related commissions. As of March 28, 2025 and December 31, 2024, the Company had $104.0 million and $101.5 million, respectively, in revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets.
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

The Company’s contract liabilities consisted of the following:

($ in millions)	March 28, 2025	December 31, 2024
Deferred revenue, current	$135.5	$139.2
Deferred revenue, noncurrent	57.4	58.9
Total contract liabilities	$192.9	$198.1
During the three months ended March 28, 2025, the Company recognized $56.2 million of revenue related to the Company’s contract liabilities at December 31, 2024. The change in contract liabilities from December 31, 2024 to March 28, 2025 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations which are unsatisfied as of the end of the period. The Company has excluded performance obligations with an original expected duration of one year or less and amounts for variable consideration allocated to wholly-unsatisfied performance obligations. Remaining performance obligations as of March 28, 2025 were $456.4 million, the majority of which are related to software-as-a-service and extended warranty and service contracts. The Company expects approximately 65 percent of the remaining performance obligations will be fulfilled within the next two years, 80 percent within the next three years, and 85 percent within four years.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by sales of products and services and geographic location for each of the Company’s reportable segments, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In the Company’s disaggregation of revenue by geographic location, high growth markets refers to developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, which include Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (with the exception of Japan and Australia).
Disaggregation of revenue was as follows for the three months ended March 28, 2025:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales:
Sales of products	$213.2	$152.5	$292.3	$—	$658.0
Sales of services	45.1	0.5	37.5	—	83.1
Intersegment sales	12.2	—	—	(12.2)	—
Total	$270.5	$153.0	$329.8	$(12.2)	$741.1

Geographic:
North America (a)	$155.9	$153.0	$201.7	$—	$510.6
Western Europe	23.7	—	36.3	—	60.0
High growth markets	59.7	—	79.2	—	138.9
Rest of world	19.0	—	12.6	—	31.6
Intersegment sales	12.2	—	—	(12.2)	—
Total	$270.5	$153.0	$329.8	$(12.2)	$741.1
(a) Includes total sales in the United States of $495.3 million.

Disaggregation of revenue was as follows for the three months ended March 29, 2024:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales:
Sales of products	$206.5	$181.9	$297.3	$0.9	$—	$686.6
Sales of services	34.6	0.5	33.7	0.4	—	69.2
Intersegment sales	1.6	—	—	—	(1.6)	—
Total	$242.7	$182.4	$331.0	$1.3	$(1.6)	$755.8

Geographic:
North America (a)	$161.9	$182.4	$210.1	$1.3	$—	$555.7
Western Europe	21.5	—	38.1	—	—	59.6
High growth markets	36.9	—	71.6	—	—	108.5
Rest of world	20.8	—	11.2	—	—	32.0
Intersegment sales	1.6	—	—	—	(1.6)	—
Total	$242.7	$182.4	$331.0	$1.3	$(1.6)	$755.8
(a) Includes total sales in the United States of $537.4 million.
NOTE 7. INCOME TAXES

The Company’s effective tax rate for the three months ended March 28, 2025 was 20.9% as compared to 16.0% for the three months ended March 29, 2024. The increase in the effective tax rate for the three months ended March 28, 2025 as compared to the comparable period in the prior year was due to favorable impacts related to business reorganizations and divestitures during the three months ended March 29, 2024.

The Company’s effective tax rate for the three months ended March 28, 2025 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes, foreign derived intangible income, and tax credits. The Company’s effective tax rate for the three months ended March 29, 2024 differs from the U.S. federal statutory rate of 21% due to the effect of state taxes, foreign taxable earnings at a rate different from the U.S. federal statutory rate, and the non-taxable gain on the divestiture of the Coats business.
NOTE 8. SEGMENT INFORMATION
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
The Company’s CODM does not review any information regarding total assets on a segment basis.

Segment results for the three months ended March 28, 2025 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales of products and services (a)	$258.3	$153.0	$329.8	$—	$741.1
Intersegment sales	12.2	—	—	(12.2)	—
Total sales	270.5	153.0	329.8	(12.2)	741.1
Operating costs and expenses:
Other segment items	(218.6)	(119.8)	(232.3)	12.2	(558.5)
Segment operating profit	$51.9	$33.2	$97.5	$—	$182.6
(a) Repair Solutions includes interest income related to financing receivables of $18.3 million.
Segment results for the three months ended March 29, 2024 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales of products and services(a)	$241.1	$182.4	$331.0	$1.3	$—	$755.8
Intersegment sales	1.6	—	—	—	(1.6)	—
Total sales	242.7	182.4	331.0	1.3	(1.6)	755.8
Operating costs and expenses:
Other segment items	(195.1)	(137.7)	(233.7)	(1.7)	1.6	(566.6)
Segment operating profit	$47.6	$44.7	$97.3	$(0.4)	$—	$189.2
(a) Repair Solutions includes interest income related to financing receivables of $18.9 million.
Other segment items for each reportable segment includes the following for all periods presented:
•Mobility Technologies: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses and research and development expenses.
•Repair Solutions: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses, research and development expenses and the Repair Solutions Capital Charge. The Repair Solutions Capital Charge was $10.9 million and $10.9 million for the three months ended March 28, 2025 and March 29, 2024, respectively.
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

A reconciliation of segment operating profit to earnings before income taxes for the three months ended March 28, 2025 and March 29, 2024 were as follows:

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Segment operating profit	$182.6	$189.2
Corporate & other unallocated costs:
Amortization of acquisition-related intangible assets	(19.6)	(20.0)
Stock-based compensation expense	(7.5)	(9.5)
Restructuring and other related charges	(4.3)	(4.7)
Other unallocated expense	(9.6)	(0.4)
Corporate costs	(22.4)	(23.4)
Repair Solutions Capital Charge	10.9	10.9
Total corporate & other unallocated costs	(52.5)	(47.1)
Operating profit	130.1	142.1
Interest expense, net	(15.1)	(18.9)
Gain on sale of business	—	39.8
Other non-operating expense, net	(3.9)	(0.2)
Earnings before income taxes	$111.1	$162.8
Depreciation expense by segment for the three months ended March 28, 2025 and March 29, 2024 were as follows:

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Mobility Technologies	$9.7	$8.6
Repair Solutions	0.7	0.6
Environmental & Fueling Solutions	2.2	2.0
Corporate	0.3	0.2
Total	$12.9	$11.4
NOTE 9. LITIGATION AND CONTINGENCIES
Warranty
Estimated warranty costs are generally accrued at the time of sale as a component of Cost of sales on the Consolidated Condensed Statements of Earnings and Comprehensive Income. In general, manufactured products are warrantied against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of the accrued warranty liability:

($ in millions)
Balance, December 31, 2024	$39.0
Accruals for warranties issued during the period	7.2
Settlements made	(8.5)
Effect of foreign currency translation	0.3
Balance, March 28, 2025	$38.0

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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of:

($ in millions)	Classification	March 28, 2025	December 31, 2024
Gross liabilities
Current	Accrued expenses and other current liabilities	$23.1	$21.4
Long-term	Other long-term liabilities	86.1	83.2
Total		109.2	104.6

Projected insurance recoveries
Current	Prepaid expenses and other current assets	15.4	14.1
Long-term	Other assets	52.6	50.7
Total		$68.0	$64.8

Guarantees

As of March 28, 2025 and December 31, 2024, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $80.3 million and $81.4 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended
(in millions, except per share amounts)	March 28, 2025	March 29, 2024
Numerator:
Net earnings	$87.9	$136.8

Denominator:
Basic weighted average common shares outstanding	149.0	154.5
Effect of dilutive stock options and RSUs	0.5	0.9
Diluted weighted average common shares outstanding	149.5	155.4

Earnings per share:
Basic	$0.59	$0.89
Diluted	$0.59	$0.88

Anti-dilutive shares	1.1	1.0

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

During the three months ended March 28, 2025, the Company repurchased 1.5 million of the Company’s shares through open market transactions for $55.0 million, at an average price per share of $36.23.

As of March 28, 2025, the Company has remaining authorization to repurchase $74.6 million of its common stock under the share repurchase program.

NOTE 11. SUBSEQUENT EVENTS

On April 30, 2025, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021 and replenished in May 2022, bringing the total amount authorized for future share repurchases to $500 million. Refer to Note 10. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for more information related to our share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) and our Consolidated Condensed Financial Statements as of and for the three months ended March 28, 2025 included in this Form 10-Q.
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

Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, customer demand and supply chain or transportation disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services has in the past could in the future cause production interruptions, delays and inefficiencies.
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
•As of March 28, 2025, we have outstanding indebtedness of approximately $2.1 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
•Changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us.
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
See “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K and “Part II - Item 1A. Risk Factors” in this Form 10-Q for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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
We operate through three reportable segments which align to our three operating segments: (i) Mobility Technologies, which provides digitally enabled equipment and solutions to support efficient operations across the mobility ecosystem, including point-of-sale and payment systems, workflow automation solutions, telematics, data analytics, software platform for electric vehicle charging networks and integrated solutions for alternative fuel dispensing; (ii) Repair Solutions, which manufactures and distributes aftermarket vehicle repair tools, toolboxes, automotive diagnostic equipment and software through a network of mobile franchisees; and (iii) Environmental & Fueling Solutions, which provides environmental and fueling hardware and software, and aftermarket solutions for global fueling infrastructure. Our Coats business, which was divested during January 2024, is presented in Other for periods prior to the divestiture.

Outlook
We expect core sales to increase on a year-over-year basis in 2025. Our outlook is subject to various assumptions and risks, including but not limited to the impact of changes in United States and international trade policies, other changes in governmental policies or regulations, the resilience and durability of the economies of the United States and other critical regions, the condition of global supply chains, including the availability of electronic components, the impact of international conflicts, including Russia-Ukraine and conflicts in the Middle East and market conditions in key end product segments. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” above and in “Risk Factors” in our 2024 Annual Report on Form 10-K.
We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including monetary and fiscal policies, changes in the banking system and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development. We also continue to monitor the Russia-Ukraine conflict and conflicts in the Middle East and the impact on our business and operations. As of the filing date of this report, we do not believe they are material.
During April 2025, the United States announced a new baseline tariff of 10%, plus an additional country-specific tariff, on all imports into the United States. In response, certain countries announced reciprocal tariffs on imports from the United States. While certain of these tariffs have been temporarily paused, the United States and China have maintained reciprocal tariffs on imports between the respective countries. We import inventory into the United States from a number of countries, and as such, if tariffs remain in effect for a prolonged period of time, we expect our cost to import inventory into the United States to increase. We continue to diversify our supply chain to reduce our exposure to tariffs on imports into the United States, particularly from high-tariff countries such as China. In addition, certain of our products manufactured in the United States are exported internationally and are subject to reciprocal tariffs. If we are unable to effectively mitigate the financial impact of tariffs, or if tariffs lead to other impacts, including but not limited to a decrease in demand for our products, it would have a material impact on our business, financial condition and results of operations.
RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended
($ in millions)	March 28, 2025	% of Sales	March 29, 2024	% of Sales
Sales	$741.1		$755.8
Operating costs and expenses:
Cost of sales(a)	(390.9)	52.7%	(383.8)	50.8%
Selling, general and administrative expenses (“SG&A”)	(160.3)	21.6%	(165.4)	21.9%
Research and development expenses (“R&D”)	(40.2)	5.4%	(44.5)	5.9%
Amortization of acquisition-related intangible assets	(19.6)	2.6%	(20.0)	2.6%
Operating profit	$130.1	17.6%	$142.1	18.8%
(a) Excluding amortization of acquisition-related intangible assets.
Sales
The components of our consolidated sales growth were as follows for the periods indicated:

% Change Three Months Ended March 28, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	(1.9)%
Core sales (Non-GAAP)	(0.7)%
Acquisitions and divestitures (Non-GAAP)	(0.2)%
Currency exchange rates (Non-GAAP)	(1.0)%

Sales for each of our segments were as follows for the periods indicated:

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Mobility Technologies(a)	$270.5	$242.7
Repair Solutions	153.0	182.4
Environmental & Fueling Solutions	329.8	331.0
Other	—	1.3
Intersegment eliminations	(12.2)	(1.6)
Total	$741.1	$755.8
(a) Includes $12.2 million and $1.6 million of intersegment sales for three months ended March 28, 2025 and March 29, 2024, respectively, that are eliminated in consolidation.
Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

% Change Three Months Ended March 28, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	11.5%
Core sales (Non-GAAP)	12.7%
Acquisitions and divestitures (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	(1.2)%
Total sales within our Mobility Technologies segment increased 11.5% during the three months ended March 28, 2025, as compared to the comparable period in 2024, driven by a 12.7% increase in core sales, partially offset by a 1.2% decrease due to the impact of currency translation. The increase in core sales was due to solid demand for our convenience retail payment and enterprise productivity solutions, partially offset by lower demand for our car wash solutions.
Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

% Change Three Months Ended March 28, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	(16.1)%
Core sales (Non-GAAP)	(15.9)%
Acquisitions and divestitures (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	(0.2)%

Total sales and core sales within our Repair Solutions segment decreased 16.1% and 15.9%, respectively, during the three months ended March 28, 2025, as compared to the comparable period in 2024, due to a decrease in volume from a shift in the timing of the annual Matco Expo event, which was held during the first fiscal quarter of 2024, but will be held during the second fiscal quarter of 2025, and macroeconomic impacts on service technicians’ discretionary spending.
Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

% Change Three Months Ended March 28, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	(0.4)%
Core sales (Non-GAAP)	0.9%
Acquisitions and divestitures (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	(1.3)%

Total sales within our Environmental & Fueling Solutions segment decreased 0.4% during the three months ended March 28, 2025, as compared to the comparable period in 2024, driven by a 0.9% increase in core sales, offset by a 1.3% decrease due to the impact of currency translation. The increase in core sales was due to growth in environmental solutions and service sales.
Cost of Sales

Cost of sales, excluding amortization of acquisition-related intangible assets, increased $7.1 million, or 1.8%, for the three months ended March 28, 2025, as compared to the comparable period in 2024, and as a percentage of sales, increased 190 basis points during the same period, due to a $29.9 million increase in the Mobility Technologies segment from core sales growth as discussed above, partially offset by a $13.2 million decrease in the Repair Solutions segment due to a shift in the timing of the annual Matco Expo event.

Operating Costs and Other Expenses

SG&A Expenses

SG&A expenses decreased $5.1 million, or 3.1%, during the three months ended March 28, 2025, as compared to the comparable period in 2024, and as a percentage of sales, decreased 30 basis points during the same period, due to savings from focus prioritization process (“FPP”) initiatives, restructuring activities and other cost optimization.

R&D Expenses

R&D expenses decreased $4.3 million, or 9.7%, during the three months ended March 28, 2025, as compared to the comparable period in 2024, due to savings from FPP initiatives. R&D expenses as a percentage of sales decreased 50 basis points during the three months ended March 28, 2025, as compared to the comparable period in 2024.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets decreased $0.4 million, or 2.0%, during the three months ended March 28, 2025, as compared to the comparable period in 2024 and as a percentage of sales, was flat during the same periods.

Operating Profit
Operating profit decreased $12.0 million, or 8.4%, during the three months ended March 28, 2025, as compared to the comparable period in 2024, and operating profit margins decreased 120 basis points during the same period.
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

Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Three Months Ended
($ in millions)	March 28, 2025	Margin	March 29, 2024	Margin
Mobility Technologies	$51.9	19.2%	$47.6	19.6%
Repair Solutions	33.2	21.7	44.7	24.5
Environmental & Fueling Solutions	97.5	29.6	97.3	29.4
Other	—	—	(0.4)	(30.8)
Corporate & other unallocated costs(a)	(52.5)	(7.1)	(47.1)	(6.2)
Total operating profit	$130.1	17.6%	$142.1	18.8%
(a) Margin for corporate & other unallocated costs is presented as a percentage of total sales. Refer to further discussion of Corporate & other unallocated costs below.
Mobility Technologies
Segment operating profit for our Mobility Technologies segment increased $4.3 million, or 9.0%, during the three months ended March 28, 2025, as compared to the comparable period in 2024, and segment operating profit margin decreased 40 basis points during the same period. The decrease in segment operating profit margin was due to unfavorable mix and a one-time settlement of $0.7 million.
Repair Solutions
Segment operating profit for our Repair Solutions segment decreased $11.5 million, or 25.7%, during the three months ended March 28, 2025, as compared to the comparable period in 2024, and segment operating profit margin decreased 280 basis points during the same period. The decrease in segment operating profit margin was due to a decrease in volume, as further discussed above, and unfavorable product mix.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment increased $0.2 million, or 0.2%, during the three months ended March 28, 2025, as compared to the comparable period in 2024, and segment operating profit margin increased 20 basis points during the same period. The increase in segment operating profit margin was due to cost optimization.
Corporate & Other Unallocated Costs
Corporate & other unallocated costs consists of the following for the periods indicated:

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Amortization of acquisition-related intangible assets	$(19.6)	$(20.0)
Stock-based compensation expense	(7.5)	(9.5)
Restructuring and other related charges	(4.3)	(4.7)
Other unallocated expense	(9.6)	(0.4)
Corporate costs	(22.4)	(23.4)
Repair Solutions Capital Charge	10.9	10.9
Total corporate & other unallocated costs	$(52.5)	$(47.1)
Corporate & other unallocated costs increased $5.4 million, or 11.5%, during the three months ended March 28, 2025, as compared to the comparable period in 2024, due to a $9.2 million increase in other unallocated expense from $6.6 million of asset impairments recognized during the three months ended March 28, 2025. The increase in other unallocated expense was partially offset by a $2.0 million decrease in stock-based compensation expense and a $1.0 million decrease in corporate costs from savings from restructuring activities and other cost optimization. Corporate & other unallocated costs as a percentage of total sales increased 90 basis points during the three months ended March 28, 2025, as compared to the comparable period in 2024.

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
INTEREST COSTS
Interest expense, net was $15.1 million during the three months ended March 28, 2025, as compared to $18.9 million for the comparable period in 2024, a decrease of $3.8 million, driven by a decrease in our outstanding debt obligations and an increase in interest income between periods.
For a discussion of our outstanding indebtedness, refer to Note 4. Financing to the Consolidated Condensed Financial Statements.
INCOME TAXES

Our effective tax rate for the three months ended March 28, 2025 was 20.9% as compared to 16.0% for the three months ended March 29, 2024. The increase in the effective tax rate for the three months ended March 28, 2025 as compared to the comparable period in the prior year was due to favorable impacts related to business reorganizations and divestitures during the three months ended March 29, 2024.
COMPREHENSIVE INCOME
Comprehensive income decreased by $11.7 million during the three months ended March 28, 2025, as compared to the comparable period in 2024. Comprehensive income for the three months ended March 28, 2025 includes favorable foreign currency translation adjustments of $15.0 million while comprehensive income for the three months ended March 29, 2024 includes a gain on the sale of the Company’s Coats business of $39.8 million and unfavorable currency translation adjustments of $22.3 million.

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. As of March 28, 2025, we held $333.6 million of cash and cash equivalents and had $750.0 million of borrowing capacity under our revolving credit facility. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, invest in existing businesses, consummate strategic acquisitions, manage our capital structure on a short and long-term basis and support other business needs or objectives. We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of March 28, 2025, we believe that we have sufficient liquidity to satisfy our cash needs.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of March 28, 2025.
2025 Financing and Capital Transactions
During the three months ended March 28, 2025, we completed the following financing and capital transactions:
•Voluntarily repaid $50.0 million of the Three-Year Term Loans Due 2025;
•Executed an amendment to extend the maturity date of the Three-Year Term Loans Due 2025 to February 2028, remove the credit spread adjustment and reduce the ratings-based margin by 12.5 basis points;
•Executed an amendment to the Revolving Credit Facility, which extended the maturity date to February 2030 and removed the SOFR adjustment;
•Repurchased 1.5 million shares for $55.0 million in the open market.
Refer to Note 4. Financing to the Consolidated Condensed Financial Statements for more information related to our long-term indebtedness and Note 10. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for more information related to our share repurchases.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Net cash provided by operating activities	$110.4	$91.5

Proceeds from sale of business, net of cash provided	$—	$70.5
Payments for additions to property, plant and equipment	(17.7)	(20.2)
Proceeds from sale of property, plant and equipment	—	0.9
Cash paid for equity investments	—	(0.2)
Net cash (used in) provided by investing activities	$(17.7)	$51.0

Proceeds from issuance of long-term debt	$83.3	$—
Repayment of long-term debt	(133.3)	(50.0)
Net repayments of short-term borrowings	—	(1.0)
Payments for debt issuance costs	(2.3)	—
Payments of common stock cash dividend	(3.7)	(3.9)
Purchases of treasury stock	(55.0)	(21.6)
Proceeds from stock option exercises	1.9	12.8
Other financing activities	(10.6)	(10.7)
Net cash used in financing activities	$(119.7)	$(74.4)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.

Cash flows from operating activities were $110.4 million during the three months ended March 28, 2025, an increase of $18.9 million, as compared to the comparable period in 2024. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables generated $3.3 million of operating cash flows during the three months ended March 28, 2025 compared to using $28.2 million in the comparable period of 2024. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $26.1 million during the three months ended March 28, 2025 compared to using $11.8 million in the comparable period of 2024. This change is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash used in investing activities was $17.7 million during the three months ended March 28, 2025, driven by payments for additions to property, plant and equipment. Net cash provided by investing activities was $51.0 million during the three months ended March 29, 2024, driven by proceeds from the sale of our Coats business, partially offset by payments for additions to property, plant and equipment.
We made capital expenditures of $17.7 million and $20.2 million during the three months ended March 28, 2025 and March 29, 2024, respectively.

Financing Activities
Net cash used in financing activities was $119.7 million during the three months ended March 28, 2025, driven by the voluntary repayment of $50.0 million of the Three-Year Term Loans due 2025 and repurchases of the Company’s common stock of $55.0 million. Net cash used in financing activities was $74.4 million during the three months ended March 29, 2024, driven by the voluntary repayment of $50.0 million of the Three-Year Term Loans due 2024 and repurchases of the Company’s common stock of $21.6 million.

Share Repurchase Program

Refer to Note 10. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for a description of the Company’s share repurchase program.

Dividends

We paid regular quarterly cash dividends of $0.025 per share during the three months ended March 28, 2025. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of March 28, 2025, we had $1.6 billion in aggregate principal amount of the Registered Notes and $500.0 million in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Registered Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 4. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Registered Notes and the Term Loans.

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

Summarized Results of Operations Data ($ in millions)	Three Months Ended March 28, 2025
Net sales (a)	$368.9
Operating profit (b)	115.8
Net income (c)	$79.2

(a) Includes intercompany sales of $6.5 million.
(b) Includes intercompany operating profit of $1.2 million.
(c) Includes intercompany pretax income of $2.3 million.

Summarized Balance Sheet Data ($ in millions)	March 28, 2025
Assets
Current assets	$454.4
Intercompany receivables	2,140.3
Noncurrent assets	654.5
Total assets	$3,249.2
Liabilities
Current liabilities	$345.9
Intercompany payables	279.2
Noncurrent liabilities	2,143.2
Total liabilities	$2,768.3
CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2024 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2024 Annual Report on Form 10-K. There were no material changes to this information during the three months ended March 28, 2025.

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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2024 Annual Report on Form 10-K. There were no material changes during the three months ended March 28, 2025 to the risk factors reported in our 2024 Annual Report on Form 10-K.
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
The following table sets forth our share repurchase activity for the three months ended March 28, 2025:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1, 2025 - January 24, 2025	0.6	$37.11	0.6	$107.1
January 25, 2025 - February 21, 2025	0.3	38.64	0.3	95.1
February 22, 2025 - March 28, 2025	0.6	34.09	0.6	74.6
Total	1.5		1.5
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 28, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
10.1	First Amendment to Term Loan Agreement, dated as of February 12, 2025, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto	8-K	001-39483	10.1	February 13, 2025
10.2	Second Amended and Restated Credit Agreement, dated as of February 12, 2025, by and among Vontier Corporation and certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto	8-K	001-39483	10.2	February 13, 2025
10.3	Vontier Corporation Executive Incentive Compensation Plan	8-K	001-39483	10.1	February 26, 2025
22.1	List of Guarantor Subsidiaries	10-K	001-39483	22.1	February 13, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: May 1, 2025	By:	/s/ Anshooman Aga
Anshooman Aga
Senior Vice President and Chief Financial Officer

Date: May 1, 2025	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer