Form 10-Q
period 2025-06-27
Vontier Corp
filed 2025-07-31
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2025, there were 146.7 million shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except per share amounts)

	June 27, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$364.2	$356.4
Accounts receivable, less allowance for credit losses of $35.0 million and $34.9 million as of June 27, 2025 and December 31, 2024, respectively	532.7	526.1
Inventories	368.5	337.8
Prepaid expenses and other current assets	152.6	149.7
Total current assets	1,418.0	1,370.0
Property, plant and equipment, net	124.5	120.2
Operating lease right-of-use assets	42.9	46.8
Long-term financing receivables, less allowance for credit losses of $31.3 million and $32.2 million as of June 27, 2025 and December 31, 2024, respectively	282.6	291.7
Other intangible assets, net	453.2	486.5
Goodwill	1,767.1	1,726.0
Other assets	287.5	269.3
Total assets	$4,375.8	$4,310.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$500.2	$52.3
Trade accounts payable	342.8	378.1
Current operating lease liabilities	17.3	16.3
Accrued expenses and other current liabilities	451.0	462.5
Total current liabilities	1,311.3	909.2
Long-term operating lease liabilities	30.3	36.6
Long-term debt	1,593.5	2,092.0
Other long-term liabilities	231.9	212.8
Total liabilities	3,167.0	3,250.6
Commitments and Contingencies (Note 10)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 172.7 million and 172.1 million shares issued, and 147.0 million and 149.3 million outstanding as of June 27, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost, 25.7 million and 22.8 million shares as of June 27, 2025 and December 31, 2024, respectively	(732.9)	(627.0)
Additional paid-in capital	96.9	83.0
Retained earnings	1,711.5	1,539.1
Accumulated other comprehensive income	126.1	56.0
Total Vontier stockholders’ equity	1,201.6	1,051.1
Noncontrolling interests	7.2	8.8
Total equity	1,208.8	1,059.9
Total liabilities and equity	$4,375.8	$4,310.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$773.5	$696.4	$1,514.6	$1,452.2
Operating costs and expenses:
Cost of sales, excluding amortization of acquisition-related intangible assets	(403.1)	(360.9)	(794.0)	(744.7)
Selling, general and administrative expenses	(167.3)	(156.3)	(327.6)	(321.7)
Research and development expenses	(47.5)	(45.1)	(87.7)	(89.6)
Amortization of acquisition-related intangible assets	(19.2)	(20.0)	(38.8)	(40.0)
Operating profit	136.4	114.1	266.5	256.2
Non-operating income (expense), net:
Interest expense, net	(15.6)	(18.4)	(30.7)	(37.3)
(Loss) gain on sale of business	—	(2.6)	—	37.2
Other non-operating expense, net	(0.1)	(1.1)	(4.0)	(1.3)
Earnings before income taxes	120.7	92.0	231.8	254.8
Provision for income taxes	(28.8)	(21.9)	(52.0)	(47.9)
Net earnings	$91.9	$70.1	$179.8	$206.9

Net earnings per share:
Basic	$0.62	$0.45	$1.21	$1.34
Diluted	$0.62	$0.45	$1.21	$1.33
Weighted average shares outstanding:
Basic	147.7	154.4	148.3	154.4
Diluted	148.2	155.5	148.8	155.5

Net earnings	$91.9	$70.1	$179.8	$206.9
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	55.0	(4.7)	70.0	(27.0)
Other adjustments	0.1	—	0.1	0.1
Total other comprehensive income (loss), net of income taxes	55.1	(4.7)	70.1	(26.9)
Comprehensive income	$147.0	$65.4	$249.9	$180.0
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	172.1	$—	22.8	$(627.0)	$83.0	$1,539.1	$56.0	$8.8	$1,059.9
Net earnings	—	—	—	—	—	87.9	—	—	87.9
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.7)	—	—	(3.7)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	15.0	—	15.0
Stock-based compensation expense	—	—	—	—	6.9	—	—	0.6	7.5
Common stock-based award activity, net of shares for tax withholding	0.5	—	—	—	(6.0)	—	—	—	(6.0)
Purchase of treasury stock	—	—	1.5	(55.4)	—	—	—	—	(55.4)
Change in noncontrolling interests	—	—	—	—	—	—	—	1.0	1.0
Balance, March 28, 2025	172.6	—	24.3	(682.4)	83.9	1,623.3	71.0	10.4	1,106.2
Net earnings	—	—	—	—	—	91.9	—	—	91.9
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.7)	—	—	(3.7)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	55.1	—	55.1
Stock-based compensation expense	—	—	—	—	8.4	—	—	0.2	8.6
Common stock-based award activity, net of shares for tax withholding	0.1	—	—	—	0.8	—	—	—	0.8
Purchase of treasury stock	—	—	1.4	(50.5)	—	—	—	—	(50.5)
Change in noncontrolling interests and other	—	—	—	—	3.8	—	—	(3.4)	0.4
Balance, June 27, 2025	172.7	$—	25.7	$(732.9)	$96.9	$1,711.5	$126.1	$7.2	$1,208.8
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
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net earnings	$179.8	$206.9
Non-cash items:
Depreciation expense	25.7	22.5
Amortization of acquisition-related intangible assets	38.8	40.0
Stock-based compensation expense	16.1	17.4
Gain on sale of business	—	(37.2)
Change in deferred income taxes	(9.7)	(9.2)
Other non-cash items	11.6	4.1
Change in accounts receivable and long-term financing receivables, net	17.5	(15.5)
Change in other operating assets and liabilities	(69.4)	(91.4)
Net cash provided by operating activities	210.4	137.6
Cash flows from investing activities:
Cash paid for acquisitions	(10.3)	—
Proceeds from sale of business, net of cash provided	—	68.4
Payments for additions to property, plant and equipment	(34.4)	(44.0)
Proceeds from sale of property, plant and equipment	0.1	1.0
Cash paid for equity investments	(0.1)	(1.5)
Net cash (used in) provided by investing activities	(44.7)	23.9
Cash flows from financing activities:
Proceeds from issuance of long-term debt	83.3	—
Repayment of long-term debt	(133.3)	(100.0)
Net repayments of short-term borrowings	(1.4)	(1.1)
Payments for debt issuance costs	(2.3)	—
Payments of common stock cash dividend	(7.4)	(7.7)
Purchases of treasury stock	(105.1)	(59.7)
Proceeds from stock option exercises	3.1	13.7
Other financing activities	(11.5)	(12.7)
Net cash used in financing activities	(174.6)	(167.5)
Effect of exchange rate changes on cash and cash equivalents	16.7	(3.6)
Net change in cash and cash equivalents	7.8	(9.6)
Beginning balance of cash and cash equivalents	356.4	340.9
Ending balance of cash and cash equivalents	$364.2	$331.3
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for the Company’s annual financial statements for the year ended December 31, 2025, with early adoption permitted. Prospective application is required, with retrospective application permitted. Adoption of ASU 2023-09 will expand the Company’s income tax disclosures, and will have no impact on its results of operations, cash flows or financial condition.
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

NOTE 2. ACQUISITIONS
On June 9, 2025, the Company acquired substantially all of the assets of Sergeant Sudz LLC (“Sergeant Sudz”), a provider of next-generation tunnel automation and smart motor control center technology for tunnel car wash operators in the United States, for $13.1 million. The preliminary purchase price allocation includes contingent consideration initially measured at $2.3 million, which can reach up to $3.0 million based on achieving certain revenue targets.
Acquisition-related costs related to the Sergeant Sudz acquisition were not material. The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to Sergeant Sudz as it did not have a material effect on the Company’s results. Sergeant Sudz is presented in the Company’s Mobility Technologies segment.
NOTE 3. FINANCING AND TRADE RECEIVABLES
Financing receivables are primarily comprised of commercial purchase security agreements originated between the Company’s franchisees and technicians or independent shop owners that are assumed by the Company (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”) in the Repair Solutions segment. The Company also has financing receivables in its Mobility Technologies and Environmental & Fueling Solutions segments which totaled $16.2 million and $14.4 million as of June 27, 2025 and December 31, 2024, respectively.
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets and was insignificant as of June 27, 2025 and December 31, 2024.
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
The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	June 27, 2025	December 31, 2024
Gross current financing receivables:
PSAs	$98.9	$98.6
Franchisee Notes	27.1	25.4
Current financing receivables, gross	126.0	124.0

Allowance for credit losses:
PSAs	10.5	11.0
Franchisee Notes	8.7	8.0
Total allowance for credit losses	19.2	19.0

Net current financing receivables:
PSAs, net	88.4	87.6
Franchisee Notes, net	18.4	17.4
Total current financing receivables, net	$106.8	$105.0

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	June 27, 2025	December 31, 2024
Gross long-term financing receivables:
PSAs	$241.9	$253.6
Franchisee Notes	61.2	62.8
Long-term financing receivables, gross	303.1	316.4

Allowance for credit losses:
PSAs	26.2	27.2
Franchisee Notes	5.1	5.0
Total allowance for credit losses	31.3	32.2

Net long-term financing receivables:
PSAs, net	215.7	226.4
Franchisee Notes, net	56.1	57.8
Total long-term financing receivables, net	$271.8	$284.2

As of June 27, 2025 and December 31, 2024, the net unamortized discount on our financing receivables was $18.0 million and $18.5 million, respectively.
Credit score and distributor tenure are the primary indicators of credit quality for the Company’s financing receivables. The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the six months ended June 27, 2025, is as follows:

($ in millions)	2025	2024	2023	2022	2021	Prior	Total
PSAs
Credit Score:
Less than 400	$4.4	$6.6	$5.0	$2.1	$0.9	$0.1	$19.1
400-599	13.4	21.3	10.1	4.5	1.7	0.4	51.4
600-799	27.5	42.3	22.4	9.4	3.9	1.0	106.5
800+	47.6	63.9	33.3	13.9	4.3	0.8	163.8
Total PSAs	$92.9	$134.1	$70.8	$29.9	$10.8	$2.3	$340.8

Franchisee Notes
Active distributors	$16.1	$21.9	$10.2	$7.9	$6.4	$6.6	$69.1
Separated distributors	0.1	0.6	3.0	4.7	3.3	7.5	19.2
Total Franchisee Notes	$16.2	$22.5	$13.2	$12.6	$9.7	$14.1	$88.3

Current Period Gross Write-offs
PSAs	$—	$8.3	$8.2	$3.6	$1.6	$0.9	$22.6
Franchisee Notes	—	0.1	0.5	0.5	0.8	1.5	3.4
Total current period gross write-offs	$—	$8.4	$8.7	$4.1	$2.4	$2.4	$26.0

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
June 27, 2025	$3.3	$1.7	$7.3	$12.3	$328.5	$340.8	$7.3
December 31, 2024	3.7	1.9	7.9	13.5	338.7	352.2	7.9
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of June 27, 2025 and December 31, 2024.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	June 27, 2025
($ in millions)	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$38.2	$13.0	$51.2
Provision for credit losses	20.1	4.1	24.2
Write-offs	(22.6)	(3.4)	(26.0)
Recoveries of amounts previously charged off	1.0	0.1	1.1
Allowance for credit losses, end of period	$36.7	$13.8	$50.5

Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables, excluding financing receivables, and the Company’s trade accounts receivable cost basis as of:

($ in millions)	June 27, 2025
Cost basis of trade accounts receivable	$436.3

Allowance for credit losses balance, beginning of year	15.9
Provision for credit losses	2.5
Write-offs	(3.2)
Foreign currency and other	0.6
Allowance for credit losses balance, end of period	15.8
Net trade accounts receivable balance	$420.5
NOTE 4. INVENTORIES
The classes of inventory as of June 27, 2025 and December 31, 2024 are summarized as follows:

($ in millions)	June 27, 2025	December 31, 2024
Finished goods	$159.2	$144.8
Work in process	26.9	20.8
Raw materials	182.4	172.2
Total	$368.5	$337.8
NOTE 5. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	June 27, 2025	December 31, 2024
Short-term borrowings:
Short-term borrowings and bank overdrafts	$1.0	$2.3

Long-term debt:
Three-Year Term Loans due 2028(a)	500.0	550.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2030	—	—
Total long-term debt	2,100.0	2,150.0
Less: current portion of long-term debt(a)	(499.2)	(50.0)
Less: discounts and debt issuance costs	(7.3)	(8.0)
Total long-term debt, net	$1,593.5	$2,092.0
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
The Company’s long-term debt requires, among others, that the Company maintains certain financial covenants, and the Company was in compliance with all of these covenants as of June 27, 2025.

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
The Company evaluated these amendments on a lender-by-lender basis and determined that certain lenders should be accounted for as a debt extinguishment and certain lenders should be accounted for as a debt modification. The Company recognized an immaterial loss on debt extinguishment related to the amendments during the six months ended June 27, 2025. For the portion of the Term Loans considered to be extinguished and re-borrowed, the Company has presented offsetting constructive cash inflows and outflows of $83.3 million within financing activities on the Consolidated Condensed Statements of Cash Flows.
Revolving Credit Facility

The Revolving Credit Facility bears interest at a variable rate equal to SOFR plus a ratings-based margin which was 120.0 basis points as of June 27, 2025. As of June 27, 2025, there were no borrowings outstanding and $750.0 million of available borrowing capacity under the Revolving Credit Facility.

Three-Year Term Loans Due 2028
The Three-Year Term Loans Due 2028 (“Term Loans”), which mature on February 12, 2028, bear interest at a variable rate equal to SOFR plus a ratings-based margin which was 112.5 basis points as of June 27, 2025. The interest rate was 5.42% per annum as of June 27, 2025. There was no material difference between the carrying value and the estimated fair value of the debt outstanding as of June 27, 2025.
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
The estimated fair value of the Registered Notes was $1.5 billion as of June 27, 2025. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
As of June 27, 2025, certain of the Company’s businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings and current portion of long-term debt on the Consolidated Condensed Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings and current portion of long-term debt on the Consolidated Condensed Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of June 27, 2025.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments(c)	Other Adjustments (b)		Total
For the Three Months Ended June 27, 2025:
Balance, March 28, 2025	$71.9	$(0.9)		$71.0
Other comprehensive income before reclassifications, net of income taxes	55.0	—		55.0
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1		0.1
Net current period other comprehensive income, net of income taxes	55.0	0.1		55.1
Balance, June 27, 2025	$126.9	$(0.8)		$126.1

For the Three Months Ended June 28, 2024:
Balance, March 29, 2024	$84.2	$(1.5)		$82.7
Other comprehensive loss before reclassifications, net of income taxes	(4.7)	—		(4.7)
Net current period other comprehensive loss, net of income taxes	(4.7)	—		(4.7)
Balance, June 28, 2024	$79.5	$(1.5)		$78.0

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) The income tax impact of foreign currency translation adjustments was not significant for the periods presented.

($ in millions)	Foreign Currency Translation Adjustments(d)		Other Adjustments (b)		Total
For the Six Months Ended June 27, 2025:
Balance, December 31, 2024	$56.9		$(0.9)		$56.0
Other comprehensive income before reclassifications, net of income taxes	70.0		—		70.0
Amounts reclassified from accumulated other comprehensive income:
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—		0.1		0.1
Net current period other comprehensive income, net of income taxes	70.0		0.1		70.1
Balance, June 27, 2025	$126.9		$(0.8)		$126.1

For the Six Months Ended June 28, 2024:
Balance, December 31, 2023	$106.5		$(1.6)		$104.9
Other comprehensive loss before reclassifications, net of income taxes	(28.0)		—		(28.0)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	1.0	(c)	—		1.0
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	1.0		0.1		1.1
Net current period other comprehensive (loss) income, net of income taxes	(27.0)		0.1		(26.9)
Balance, June 28, 2024	$79.5		$(1.5)		$78.0

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
NOTE 7. SALES
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $8.8 million and $8.0 million as of June 27, 2025 and December 31, 2024, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
The Company incurs direct incremental costs to obtain and fulfill certain contracts, typically costs associated with assets used by our customers in certain sales arrangements and sales-related commissions. As of June 27, 2025 and December 31, 2024, the Company had $109.4 million and $101.5 million, respectively, in revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets.
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

The Company’s contract liabilities consisted of the following:

($ in millions)	June 27, 2025	December 31, 2024
Deferred revenue, current	$118.1	$139.2
Deferred revenue, noncurrent	57.3	58.9
Total contract liabilities	$175.4	$198.1
During the three and six months ended June 27, 2025, the Company recognized $22.7 million and $78.9 million of revenue related to the Company’s contract liabilities at December 31, 2024, respectively. The change in contract liabilities from December 31, 2024 to June 27, 2025 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations which are unsatisfied as of the end of the period. The Company has excluded performance obligations with an original expected duration of one year or less and amounts for variable consideration allocated to wholly-unsatisfied performance obligations. Remaining performance obligations as of June 27, 2025 were $459.3 million, the majority of which are related to software-as-a-service and extended warranty and service contracts. The Company expects approximately 65 percent of the remaining performance obligations will be fulfilled within the next two years, 80 percent within the next three years, and 90 percent within four years.
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
Disaggregation of revenue was as follows for the three months ended June 27, 2025:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales:
Sales of products	$212.9	$150.3	$322.6	$—	$685.8
Sales of services	48.2	0.5	39.0	—	87.7
Intersegment sales	19.1	—	—	(19.1)	—
Total	$280.2	$150.8	$361.6	$(19.1)	$773.5

Geographic:
North America (a)	$159.9	$150.8	$226.4	$—	$537.1
Western Europe	25.0	—	39.2	—	64.2
High growth markets	56.5	—	81.2	—	137.7
Rest of world	19.7	—	14.8	—	34.5
Intersegment sales	19.1	—	—	(19.1)	—
Total	$280.2	$150.8	$361.6	$(19.1)	$773.5
(a) Includes total sales in the United States of $520.1 million.

Disaggregation of revenue was as follows for the three months ended June 28, 2024:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales:
Sales of products	$196.2	$150.1	$274.1	$—	$620.4
Sales of services	38.2	0.7	37.1	—	76.0
Intersegment sales	3.2	—	—	(3.2)	—
Total	$237.6	$150.8	$311.2	$(3.2)	$696.4

Geographic:
North America (a)	$156.0	$150.8	$192.6	$—	$499.4
Western Europe	20.4	—	39.5	—	59.9
High growth markets	39.6	—	65.6	—	105.2
Rest of world	18.4	—	13.5	—	31.9
Intersegment sales	3.2	—	—	(3.2)	—
Total	$237.6	$150.8	$311.2	$(3.2)	$696.4
(a) Includes total sales in the United States of $478.0 million.
Disaggregation of revenue was as follows for the six months ended June 27, 2025:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales:
Sales of products	$426.1	$302.8	$614.9	$—	$1,343.8
Sales of services	93.3	1.0	76.5	—	170.8
Intersegment sales	31.3	—	—	(31.3)	—
Total	$550.7	$303.8	$691.4	$(31.3)	$1,514.6

Geographic:
North America (a)	$315.8	$303.8	$428.1	$—	$1,047.7
Western Europe	48.7	—	75.5	—	124.2
High growth markets	116.2	—	160.4	—	276.6
Rest of world	38.7	—	27.4	—	66.1
Intersegment sales	31.3	—	—	(31.3)	—
Total	$550.7	$303.8	$691.4	$(31.3)	$1,514.6
(a) Includes total sales in the United States of $1,015.4 million.

Disaggregation of revenue was as follows for the six months ended June 28, 2024:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales:
Sales of products	$402.7	$332.0	$571.4	$0.9	$—	$1,307.0
Sales of services	72.8	1.2	70.8	0.4	—	145.2
Intersegment sales	4.8	—	—	—	(4.8)	—
Total	$480.3	$333.2	$642.2	$1.3	$(4.8)	$1,452.2

Geographic:
North America (a)	$317.9	$333.2	$402.7	$1.3	$—	$1,055.1
Western Europe	41.9	—	77.6	—	—	119.5
High growth markets	76.5	—	137.2	—	—	213.7
Rest of world	39.2	—	24.7	—	—	63.9
Intersegment sales	4.8	—	—	—	(4.8)	—
Total	$480.3	$333.2	$642.2	$1.3	$(4.8)	$1,452.2
(a) Includes total sales in the United States of $1,015.4 million.
NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 27, 2025 was 23.9% and 22.4%, respectively, as compared to 23.8% and 18.8% for the three and six months ended June 28, 2024, respectively. The increase in the effective tax rate for the three months ended June 27, 2025 as compared to the comparable period in the prior year was primarily due to an increase in foreign earnings taxed at higher rates than the U.S. federal statutory rate. The increase in the effective tax rate for the six months ended June 27, 2025 as compared to the comparable period in the prior year was primarily due to favorable impacts related to business reorganizations and divestitures during the six months ended June 28, 2024.
The Company’s effective tax rate for the three and six months ended June 27, 2025 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes, non-U.S. income taxed at different rates than the U.S. federal statutory rate, foreign derived intangible income, and tax credits. The Company’s effective tax rate for the three and six months ended June 28, 2024 differs from the U.S. federal statutory rate of 21% due to the effect of state taxes, tax credits, and the impact of the divestiture of the Coats business.
One Big Beautiful Bill
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was signed into law. The OBBB includes several changes to corporate taxation, notably modifications to capitalization of research and development expenses and accelerated depreciation of fixed assets. While the Company is currently assessing the potential effects of the provisions within the OBBB, the Company currently expects a reduction in cash tax payments for the year ended December 31, 2025 due to the utilization of deferred tax assets related to previously capitalized research and development expenses that can now be deducted under the OBBB.
NOTE 9. SEGMENT INFORMATION
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
The Company’s CODM does not review any information regarding total assets on a segment basis.
Segment results for the three months ended June 27, 2025 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales of products and services (a)	$261.1	$150.8	$361.6	$—	$773.5
Intersegment sales	19.1	—	—	(19.1)	—
Total sales	280.2	150.8	361.6	(19.1)	773.5
Operating costs and expenses:
Other segment items	(226.7)	(119.4)	(255.9)	19.1	(582.9)
Segment operating profit	$53.5	$31.4	$105.7	$—	$190.6
(a) Repair Solutions includes interest income related to financing receivables of $18.6 million.
Segment results for the three months ended June 28, 2024 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales of products and services(a)	$234.4	$150.8	$311.2	$—	$696.4
Intersegment sales	3.2	—	—	(3.2)	—
Total sales	237.6	150.8	311.2	(3.2)	696.4
Operating costs and expenses:
Other segment items	(196.4)	(118.7)	(221.9)	3.2	(533.8)
Segment operating profit	$41.2	$32.1	$89.3	$—	$162.6
(a) Repair Solutions includes interest income related to financing receivables of $19.6 million.
Segment results for the six months ended June 27, 2025 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales of products and services (a)	$519.4	$303.8	$691.4	$—	$1,514.6
Intersegment sales	31.3	—	—	(31.3)	—
Total sales	550.7	303.8	691.4	(31.3)	1,514.6
Operating costs and expenses:
Other segment items	(445.3)	(239.2)	(488.2)	31.3	(1,141.4)
Segment operating profit	$105.4	$64.6	$203.2	$—	$373.2
(a) Repair Solutions includes interest income related to financing receivables of $36.9 million.

Segment results for the six months ended June 28, 2024 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales of products and services(a)	$475.5	$333.2	$642.2	$1.3	$—	$1,452.2
Intersegment sales	4.8	—	—	—	(4.8)	—
Total sales	480.3	333.2	642.2	1.3	(4.8)	1,452.2
Operating costs and expenses:
Other segment items	(391.5)	(256.4)	(455.6)	(1.7)	4.8	(1,100.4)
Segment operating profit	$88.8	$76.8	$186.6	$(0.4)	$—	$351.8
(a) Repair Solutions includes interest income related to financing receivables of $38.5 million.
Other segment items for each reportable segment includes the following for all periods presented:
•Mobility Technologies: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses and research and development expenses.
•Repair Solutions: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses, research and development expenses and the Repair Solutions Capital Charge. The Repair Solutions Capital Charge was $10.8 million, $10.9 million, $21.7 million and $21.8 million for the three and six months ended June 27, 2025 and June 28, 2024, respectively.
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
A reconciliation of segment operating profit to earnings before income taxes for the three and six months ended June 27, 2025 and June 28, 2024 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Segment operating profit	$190.6	$162.6	$373.2	$351.8
Corporate & other unallocated costs:
Amortization of acquisition-related intangible assets	(19.2)	(20.0)	(38.8)	(40.0)
Stock-based compensation expense	(8.6)	(7.9)	(16.1)	(17.4)
Restructuring and other related charges	(2.6)	(1.8)	(6.9)	(6.5)
Other unallocated expense	(3.6)	(3.5)	(13.2)	(3.9)
Corporate costs	(31.0)	(26.2)	(53.4)	(49.6)
Repair Solutions Capital Charge	10.8	10.9	21.7	21.8
Total corporate & other unallocated costs	(54.2)	(48.5)	(106.7)	(95.6)
Operating profit	136.4	114.1	266.5	256.2
Interest expense, net	(15.6)	(18.4)	(30.7)	(37.3)
(Loss) gain on sale of business	—	(2.6)	—	37.2
Other non-operating expense, net	(0.1)	(1.1)	(4.0)	(1.3)
Earnings before income taxes	$120.7	$92.0	$231.8	$254.8

Depreciation expense by segment for the three and six months ended June 27, 2025 and June 28, 2024 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Mobility Technologies	$10.2	$7.8	$19.9	$16.4
Repair Solutions	0.6	0.6	1.3	1.2
Environmental & Fueling Solutions	1.7	2.0	3.9	4.0
Corporate	0.3	0.7	0.6	0.9
Total	$12.8	$11.1	$25.7	$22.5
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
The following is a rollforward of the accrued warranty liability:

($ in millions)
Balance, December 31, 2024	$39.0
Accruals for warranties issued during the period	15.2
Settlements made	(17.8)
Effect of foreign currency translation	0.7
Balance, June 27, 2025	$37.1
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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of:

($ in millions)	Classification	June 27, 2025	December 31, 2024
Gross liabilities
Current	Accrued expenses and other current liabilities	$24.7	$21.4
Long-term	Other long-term liabilities	92.7	83.2
Total		117.4	104.6

Projected insurance recoveries
Current	Prepaid expenses and other current assets	17.1	14.1
Long-term	Other assets	57.7	50.7
Total		$74.8	$64.8

Guarantees

As of June 27, 2025 and December 31, 2024, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of approximately $81.8 million and $81.4 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net earnings	$91.9	$70.1	$179.8	$206.9

Denominator:
Basic weighted average common shares outstanding	147.7	154.4	148.3	154.4
Effect of dilutive stock options and RSUs	0.5	1.1	0.5	1.1
Diluted weighted average common shares outstanding	148.2	155.5	148.8	155.5

Earnings per share:
Basic	$0.62	$0.45	$1.21	$1.34
Diluted	$0.62	$0.45	$1.21	$1.33

Anti-dilutive shares	1.3	0.3	1.2	0.7

Share Repurchase Program

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

The Company repurchased 1.4 million of the Company’s shares for $50.1 million through open market transactions at an average price per share of $34.01 during the three months ended June 27, 2025 and 2.9 million of the Company’s shares for $105.1 million through open market transactions at an average price per share of $35.14 during the six months ended June 27, 2025. As of June 27, 2025, the Company has remaining authorization to repurchase $462.5 million of its common stock under the share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) and our Consolidated Condensed Financial Statements as of and for the three and six months ended June 27, 2025 included in this Form 10-Q.
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
•As of June 27, 2025, we have outstanding indebtedness of approximately $2.1 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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
During April 2025, the United States announced a new baseline tariff of 10%, plus an additional country-specific tariff, on all imports into the United States. In response, certain countries announced reciprocal tariffs on imports from the United States. While the United States has reached trade agreements with certain countries, tariffs on imports from other countries and other reciprocal tariffs either remain in effect or have been temporarily paused, and as such, significant uncertainty around future tariff policies remains. We import inventory into the United States from a number of countries, and as such, if tariffs remain in effect for a prolonged period of time, we expect our cost to import inventory into the United States to increase. We continue to diversify our supply chain to reduce our exposure to tariffs on imports into the United States, particularly from high-tariff countries. In addition, certain of our products manufactured in the United States are exported internationally and are subject to reciprocal tariffs. If we are unable to effectively mitigate the financial impact of tariffs, or if tariffs lead to other impacts, including but not limited to a decrease in demand for our products, it would have a material impact on our business, financial condition and results of operations.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was signed into law. The OBBB includes several changes to corporate taxation, notably modifications to capitalization of research and development expenses and accelerated depreciation of fixed assets. While we are currently assessing the potential effects of the provisions within the OBBB, we currently expect a reduction in cash tax payments for the year ended December 31, 2025 due to the utilization of deferred tax assets related to previously capitalized research and development expenses that can now be deducted under the OBBB.

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended				Six Months Ended
($ in millions)	June 27, 2025	% of Sales	June 28, 2024	% of Sales	June 27, 2025	% of Sales	June 28, 2024	% of Sales
Sales	$773.5		$696.4		$1,514.6		$1,452.2
Operating costs and expenses:
Cost of sales(a)	(403.1)	52.1%	(360.9)	51.8%	(794.0)	52.4%	(744.7)	51.3%
Selling, general and administrative expenses (“SG&A”)	(167.3)	21.6%	(156.3)	22.4%	(327.6)	21.6%	(321.7)	22.2%
Research and development expenses (“R&D”)	(47.5)	6.1%	(45.1)	6.5%	(87.7)	5.8%	(89.6)	6.2%
Amortization of acquisition-related intangible assets	(19.2)	2.5%	(20.0)	2.9%	(38.8)	2.6%	(40.0)	2.8%
Operating profit	$136.4	17.6%	$114.1	16.4%	$266.5	17.6%	$256.2	17.6%
(a) Excluding amortization of acquisition-related intangible assets.
Sales
The components of our consolidated sales growth were as follows for the periods indicated:

	% Change Three Months Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	11.1%	4.3%
Core sales (Non-GAAP)	10.8%	4.8%
Acquisitions and divestitures (Non-GAAP)	—%	(0.1)%
Currency exchange rates (Non-GAAP)	0.3%	(0.4)%
Sales for each of our segments were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Mobility Technologies(a)	$280.2	$237.6	$550.7	$480.3
Repair Solutions	150.8	150.8	303.8	333.2
Environmental & Fueling Solutions	361.6	311.2	691.4	642.2
Other	—	—	—	1.3
Intersegment eliminations	(19.1)	(3.2)	(31.3)	(4.8)
Total	$773.5	$696.4	$1,514.6	$1,452.2
(a) Includes $19.1 million, $3.2 million, $31.3 million and $4.8 million of intersegment sales for three and six months ended June 27, 2025 and June 28, 2024, respectively, that are eliminated in consolidation.

Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

	% Change Three Months Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	17.9%	14.7%
Core sales (Non-GAAP)	17.8%	15.2%
Acquisitions and divestitures (Non-GAAP)	0.1%	—%
Currency exchange rates (Non-GAAP)	—%	(0.5)%
Total sales within our Mobility Technologies segment increased 17.9% during the three months ended June 27, 2025, as compared to the comparable period in 2024, driven by a 17.8% increase in core sales. The increase in core sales was due to solid demand for our convenience retail payment and enterprise productivity solutions, partially offset by lower demand for our car wash solutions.
Total sales within our Mobility Technologies segment increased 14.7% during the six months ended June 27, 2025, as compared to the comparable period in 2024, driven by a 15.2% increase in core sales, partially offset by a 0.5% decrease due to the impact of currency translation. The increase in core sales was due to solid demand for our convenience retail payment and enterprise productivity solutions, partially offset by lower demand for our car wash solutions.
Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	—%	(8.8)%
Core sales (Non-GAAP)	—%	(8.7)%
Acquisitions and divestitures (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	—%	(0.1)%

Total sales and core sales within our Repair Solutions segment were flat during the three months ended June 27, 2025, as compared to the comparable period in 2024, due to an increase in volume from a shift in the timing of the annual Matco Expo event, which was held during the first fiscal quarter of 2024, but was held during the second fiscal quarter of 2025, offset by a decrease in volume from macroeconomic impacts on service technicians’ discretionary spending.

Total sales and core sales within our Repair Solutions segment decreased 8.8% and 8.7%, respectively, during the six months ended June 27, 2025, as compared to the comparable period in 2024, due to a decrease in the hardline, tool storage and power tools product categories driven by macroeconomic impacts on service technicians’ discretionary spending.
Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	16.2%	7.7%
Core sales (Non-GAAP)	15.7%	8.1%
Acquisitions and divestitures (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	0.5%	(0.4)%

Total sales within our Environmental & Fueling Solutions segment increased 16.2% during the three months ended June 27, 2025, as compared to the comparable period in 2024, driven by a 15.7% increase in core sales and a 0.5% increase due to the impact of currency translation. The increase in core sales was due to growth in dispenser systems and environmental solutions.

Total sales within our Environmental & Fueling Solutions segment increased 7.7% during the six months ended June 27, 2025, as compared to the comparable period in 2024, driven by a 8.1% increase in core sales, partially offset by a 0.4% decrease due to the impact of currency translation. The increase in core sales was due to growth in environmental solutions and dispenser systems.
Cost of Sales

Cost of sales, excluding amortization of acquisition-related intangible assets, increased $42.2 million, or 11.7%, for the three months ended June 27, 2025, as compared to the comparable period in 2024, and as a percentage of sales, increased 30 basis points during the same period, due to core sales growth in the Environmental & Fueling Solutions and Mobility Technologies segments as discussed above.

Cost of sales, excluding amortization of acquisition-related intangible assets, increased $49.3 million, or 6.6%, for the six months ended June 27, 2025, as compared to the comparable period in 2024, and as a percentage of sales, increased 110 basis points during the same period, due to core sales growth in the Environmental & Fueling Solutions and Mobility Technologies segments as discussed above.

Operating Costs and Other Expenses

SG&A Expenses

SG&A expenses increased $11.0 million, or 7.0%, during the three months ended June 27, 2025, as compared to the comparable period in 2024, and as a percentage of sales, decreased 80 basis points during the same period, due to a $4.9 million increase in variable compensation expense, a $2.1 million increase in expense from asbestos reserve related adjustments and a $1.5 million increase in sales and marketing expenses related to core sales growth between periods.

SG&A expenses increased $5.9 million, or 1.8%, during the six months ended June 27, 2025, as compared to the comparable period in 2024, and as a percentage of sales, decreased 60 basis points during the same period, due to $6.6 million of asset impairments recognized during the six months ended June 27, 2025.

R&D Expenses

R&D expenses increased $2.4 million, or 5.3%, during the three months ended June 27, 2025, as compared to the comparable period in 2024, due to an increase in R&D in the Environmental & Fueling Solutions segment. R&D expenses as a percentage of sales decreased 40 basis points during the three months ended June 27, 2025, as compared to the comparable period in 2024.

R&D expenses decreased $1.9 million, or 2.1%, during the six months ended June 27, 2025, as compared to the comparable period in 2024, due to savings from focus prioritization process initiatives. R&D expenses as a percentage of sales decreased 40 basis points during the six months ended June 27, 2025, as compared to the comparable period in 2024.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets decreased $0.8 million, or 4.0%, during the three months ended June 27, 2025, as compared to the comparable period in 2024 and as a percentage of sales, decreased 40 basis points during the same periods.

Amortization of acquisition-related intangible assets decreased $1.2 million, or 3.0%, during the six months ended June 27, 2025, as compared to the comparable period in 2024 and as a percentage of sales, decreased 20 basis points during the same periods.

Operating Profit
Operating profit increased $22.3 million, or 19.5%, during the three months ended June 27, 2025, as compared to the comparable period in 2024, and operating profit margins increased 120 basis points during the same period.
Operating profit increased $10.3 million, or 4.0%, during the six months ended June 27, 2025, as compared to the comparable period in 2024, and operating profit margins were flat during the same period.

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
Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
($ in millions)	June 27, 2025	Margin	June 28, 2024	Margin	June 27, 2025	Margin	June 28, 2024	Margin
Mobility Technologies	$53.5	19.1%	$41.2	17.3%	$105.4	19.1%	$88.8	18.5%
Repair Solutions	31.4	20.8	32.1	21.3	64.6	21.3	76.8	23.0
Environmental & Fueling Solutions	105.7	29.2	89.3	28.7	203.2	29.4	186.6	29.1
Other	—	—	—	—	—	—	(0.4)	(30.8)
Corporate & other unallocated costs(a)	(54.2)	(7.0)	(48.5)	(7.0)	(106.7)	(7.0)	(95.6)	(6.6)
Total operating profit	$136.4	17.6%	$114.1	16.4%	$266.5	17.6%	$256.2	17.6%
(a) Margin for corporate & other unallocated costs is presented as a percentage of total sales. Refer to further discussion of Corporate & other unallocated costs below.
Mobility Technologies
Segment operating profit for our Mobility Technologies segment increased $12.3 million, or 29.9%, during the three months ended June 27, 2025, as compared to the comparable period in 2024, and segment operating profit margin increased 180 basis points during the same period. The increase in segment operating profit margin was due to an increase in volume, as further discussed above, and productivity initiatives.
Segment operating profit for our Mobility Technologies segment increased $16.6 million, or 18.7%, during the six months ended June 27, 2025, as compared to the comparable period in 2024, and segment operating profit margin increased 60 basis points during the same period. The increase in segment operating profit margin was due to an increase in volume, as further discussed above, and productivity initiatives.
Repair Solutions
Segment operating profit for our Repair Solutions segment decreased $0.7 million, or 2.2%, during the three months ended June 27, 2025, as compared to the comparable period in 2024, and segment operating profit margin decreased 50 basis points during the same period. The decrease in segment operating profit margin was due to unfavorable product mix.
Segment operating profit for our Repair Solutions segment decreased $12.2 million, or 15.9%, during the six months ended June 27, 2025, as compared to the comparable period in 2024, and segment operating profit margin decreased 170 basis points during the same period. The decrease in segment operating profit margin was due to a decrease in volume, as further discussed above, and unfavorable product mix.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment increased $16.4 million, or 18.4%, during the three months ended June 27, 2025, as compared to the comparable period in 2024, and segment operating profit margin increased 50 basis points during the same period. The increase in segment operating profit margin was due to an increase in volume, as further discussed above, and productivity initiatives.
Segment operating profit for our Environmental & Fueling Solutions segment increased $16.6 million, or 8.9%, during the six months ended June 27, 2025, as compared to the comparable period in 2024, and segment operating profit margin increased 30 basis points during the same period. The increase in segment operating profit margin was due to an increase in volume, as further discussed above, price-cost benefits and productivity initiatives.

Corporate & Other Unallocated Costs
Corporate & other unallocated costs consists of the following for the periods indicated:

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Amortization of acquisition-related intangible assets	$(19.2)	$(20.0)	$(38.8)	$(40.0)
Stock-based compensation expense	(8.6)	(7.9)	(16.1)	(17.4)
Restructuring and other related charges	(2.6)	(1.8)	(6.9)	(6.5)
Other unallocated expense	(3.6)	(3.5)	(13.2)	(3.9)
Corporate costs	(31.0)	(26.2)	(53.4)	(49.6)
Repair Solutions Capital Charge	10.8	10.9	21.7	21.8
Total corporate & other unallocated costs	$(54.2)	$(48.5)	$(106.7)	$(95.6)
Corporate & other unallocated costs increased $5.7 million, or 11.8%, during the three months ended June 27, 2025, as compared to the comparable period in 2024, due to a $4.8 million increase in corporate costs from a $2.2 million increase in variable compensation expense and a $2.1 million increase in expense from asbestos reserve related adjustments. Corporate & other unallocated costs as a percentage of total sales were flat during the three months ended June 27, 2025, as compared to the comparable period in 2024.
Corporate & other unallocated costs increased $11.1 million, or 11.6%, during the six months ended June 27, 2025, as compared to the comparable period in 2024, due to a $9.3 million increase in other unallocated expense from $6.6 million of asset impairments recognized during the six months ended June 27, 2025. Corporate & other unallocated costs as a percentage of total sales increased 40 basis points during the six months ended June 27, 2025, as compared to the comparable period in 2024.
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
INTEREST COSTS
Interest expense, net was $15.6 million during the three months ended June 27, 2025, as compared to $18.4 million for the comparable period in 2024, a decrease of $2.8 million, driven by a decrease in our outstanding debt obligations, a decrease in variable interest rates on certain of our outstanding debt obligations and an increase in interest income between periods.

Interest expense, net was $30.7 million during the six months ended June 27, 2025, as compared to $37.3 million for the comparable period in 2024, a decrease of $6.6 million, driven by a decrease in our outstanding debt obligations, a decrease in variable interest rates on certain of our outstanding debt obligations and an increase in interest income between periods.
For a discussion of our outstanding indebtedness, refer to Note 5. Financing to the Consolidated Condensed Financial Statements.
INCOME TAXES

Our effective tax rate for the three and six months ended June 27, 2025 was 23.9% and 22.4%, respectively, as compared to 23.8% and 18.8% for the three and six months ended June 28, 2024. The increase in the effective tax rate for the three months ended June 27, 2025 as compared to the comparable period in the prior year was primarily due to an increase in foreign earnings taxed at higher rates than the U.S. federal statutory rate. The increase in the effective tax rate for the six months ended June 27, 2025 as compared to the prior year was primarily due to the favorable impacts related to business reorganizations and divestitures during the six months ended June 28, 2024.
COMPREHENSIVE INCOME
Comprehensive income increased by $81.6 million during the three months ended June 27, 2025, as compared to the comparable period in 2024. Comprehensive income for the three months ended June 27, 2025 includes favorable foreign currency translation adjustments of $55.0 million while comprehensive income for the three months ended June 28, 2024 includes unfavorable foreign currency translation adjustments of $4.7 million and a loss on the sale of the Company’s Coats business of $2.6 million.
Comprehensive income increased by $69.9 million during the six months ended June 27, 2025, as compared to the comparable period in 2024. Comprehensive income for the six months ended June 27, 2025 includes favorable foreign currency translation adjustments of $70.0 million while comprehensive income for the six months ended June 28, 2024 includes a gain on the sale of the Company’s Coats business of $37.2 million and unfavorable foreign currency translation adjustments of $27.0 million.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. As of June 27, 2025, we held $364.2 million of cash and cash equivalents and had $750.0 million of borrowing capacity under our revolving credit facility. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, invest in existing businesses, consummate strategic acquisitions, manage our capital structure on a short and long-term basis and support other business needs or objectives. We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of June 27, 2025, we believe that we have sufficient liquidity to satisfy our cash needs.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of June 27, 2025.
2025 Financing and Capital Transactions
During the six months ended June 27, 2025, we completed the following financing and capital transactions:
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
•Repurchased 2.9 million shares for $105.1 million in the open market.
Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for more information related to our long-term indebtedness and Note 11. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for more information related to our share repurchases.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$210.4	$137.6

Cash paid for acquisitions	$(10.3)	$—
Proceeds from sale of business, net of cash provided	—	68.4
Payments for additions to property, plant and equipment	(34.4)	(44.0)
Proceeds from sale of property, plant and equipment	0.1	1.0
Cash paid for equity investments	(0.1)	(1.5)
Net cash (used in) provided by investing activities	$(44.7)	$23.9

Proceeds from issuance of long-term debt	$83.3	$—
Repayment of long-term debt	(133.3)	(100.0)
Net repayments of short-term borrowings	(1.4)	(1.1)
Payments for debt issuance costs	(2.3)	—
Payments of common stock cash dividend	(7.4)	(7.7)
Purchases of treasury stock	(105.1)	(59.7)
Proceeds from stock option exercises	3.1	13.7
Other financing activities	(11.5)	(12.7)
Net cash used in financing activities	$(174.6)	$(167.5)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.

Cash flows from operating activities were $210.4 million during the six months ended June 27, 2025, an increase of $72.8 million, as compared to the comparable period in 2024. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables generated $17.5 million of operating cash flows during the six months ended June 27, 2025 compared to using $15.5 million in the comparable period of 2024. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $69.4 million during the six months ended June 27, 2025 compared to using $91.4 million in the comparable period of 2024. This change is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash used in investing activities was $44.7 million during the six months ended June 27, 2025, driven by payments for additions to property, plant and equipment and cash paid for the acquisition of Sergeant Sudz. Net cash provided by investing activities was $23.9 million during the six months ended June 28, 2024, driven by proceeds from the sale of our Coats business, partially offset by payments for additions to property, plant and equipment.
We made capital expenditures of $34.4 million and $44.0 million during the six months ended June 27, 2025 and June 28, 2024, respectively.
Refer to Note 2. Acquisitions to the Consolidated Condensed Financial Statements for additional information on our acquisition of Sergeant Sudz.

Financing Activities
Net cash used in financing activities was $174.6 million during the six months ended June 27, 2025, driven by repurchases of the Company’s common stock of $105.1 million and the voluntary repayment of $50.0 million of the Three-Year Term Loans due 2025. Net cash used in financing activities was $167.5 million during the six months ended June 28, 2024, driven by the voluntary repayment of $100.0 million of the Three-Year Term Loans due 2024 and repurchases of the Company’s common stock of $59.7 million.

Share Repurchase Program

Refer to Note 11. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for a description of the Company’s share repurchase program.

Dividends

We paid regular quarterly cash dividends of $0.025 per share during the six months ended June 27, 2025. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of June 27, 2025, we had $1.6 billion in aggregate principal amount of the Registered Notes and $500.0 million in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Registered Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Registered Notes and the Term Loans.

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

Summarized Results of Operations Data ($ in millions)	Six Months Ended June 27, 2025
Net sales (a)	$769.1
Operating profit (b)	262.5
Net income (c)	$178.4

(a) Includes intercompany sales of $15.7 million.
(b) Includes intercompany operating profit of $13.0 million.
(c) Includes intercompany pretax income of $14.9 million.

Summarized Balance Sheet Data ($ in millions)	June 27, 2025
Assets
Current assets	$477.6
Intercompany receivables	2,260.5
Noncurrent assets	648.9
Total assets	$3,387.0
Liabilities
Current liabilities	$807.4
Intercompany payables	304.1
Noncurrent liabilities	1,643.3
Total liabilities	$2,754.8
CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2024 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2024 Annual Report on Form 10-K. There were no material changes to this information during the six months ended June 27, 2025.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our 2024 Annual Report on Form 10-K. There were no material changes during the three months ended June 27, 2025 to the risk factors reported in our 2024 Annual Report on Form 10-K.
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
The following table sets forth our share repurchase activity for the three months ended June 27, 2025:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
March 29, 2025 - April 25, 2025	0.4	$30.28	0.4	$62.1
April 26, 2025 - May 23, 2025	0.8	35.17	0.8	472.5
May 24, 2025 - June 27, 2025	0.2	36.29	0.2	462.5
Total	1.4		1.4
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 27, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

VONTIER CORPORATION:

Date: July 31, 2025	By:	/s/ Anshooman Aga
Anshooman Aga
Senior Vice President and Chief Financial Officer

Date: July 31, 2025	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer