Form 10-K
period 2025-12-31
Vontier Corp
filed 2026-02-12
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 9, 2026 there were 141.6 million shares of Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 27, 2025 was $5.4 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included in this Form 10-K are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: future financial performance, core sales, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; our management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, shifts in product mix, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations, governmental policies, and accounting pronouncements; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Numerous factors could cause our actual results to differ materially from those expressed in our forward-looking statements, including but not limited to the risks and uncertainties set forth in Item 1A of this Form 10-K under the heading “Risk Factors.”

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

PART I
ITEM 1. BUSINESS
General
Vontier Corporation (“Vontier,” the “Company,” “we,” or “our”) is a global industrial technology company uniting productivity, automation and multi-energy technologies to meet the needs of a rapidly evolving, more connected mobility ecosystem. Leveraging leading market positions, decades of domain expertise and unparalleled portfolio breadth, Vontier powers the way the world moves, delivering smart, safe and sustainable solutions to our customers and the planet.

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

We are headquartered in Raleigh, North Carolina and serve three end markets, convenience retail, fleet solutions and auto repair, marketing our products and services to retail and commercial fueling operators, convenience store operators, car wash operators, electric vehicle charging network operators, fleet owners/operators and commercial vehicle repair businesses.

Our research and development, manufacturing, sales, distribution, service and administration operations are located in approximately 25 countries primarily across North America, Asia Pacific, Europe and Latin America.

Guided by our shared purpose to mobilize the future and create a better world, we embrace a culture of continuous improvement and innovation through the Vontier Business System (“VBS”). By rigorously applying our proprietary growth, lean, and leadership tools, we consistently enhance performance across innovation, product development, supply chain, sales, marketing and leadership. Our commitment to VBS drives long-term shareholder value by fueling customer satisfaction, profitability and strategic growth through innovation and disciplined acquisitions. Leveraging VBS, we are accelerating our Connected Mobility strategy, advancing a smart, interconnected mobility ecosystem across our segments.
Segments
The Company operates through three reportable segments comprised of three operating segments. Our three operating segments, and businesses within, are as follows:
•Mobility Technologies: Invenco, DRB, Teletrac Navman, ANGI and Driivz.
•Repair Solutions: Matco Tools.
•Environmental & Fueling Solutions: Gilbarco Veeder-Root.
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
Invenco serves convenience retail stores, energy retailing providers and fleet operators globally. We provide a network of connected solutions including devices, software, APIs and services to improve productivity, automation, compliance and safety to help our customers deliver better consumer experiences, increase revenue yield and generate higher margins. Our end-to-end solutions ensure uninterrupted operations for our customers’ site covering forecourts, stores and other on-site services including quick service restaurants, car washes and EV charging. We have a large installed customer base with point-of-sale and self-checkout technology, payment processing and workflow software, payment terminals, site automation services, media capabilities, loyalty, remote site management, and fuel logistics offerings. Our universally compatible, modular, composable cloud-connected solutions are designed to integrate seamlessly with one-another as well as third-party offerings, enabling our customers to extend and rapidly deploy new features across their network. We believe we are uniquely positioned to deliver end-to-end technology solutions at-scale to customers, enabling them to manage changing consumer preferences, labor shortages, increasing site complexity and technology investments, and the rising cost of compliance.
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
ANGI provides equipment, software and services to commercial and government fleet operators as well as retail gaseous full station developers and operators. Our full-site integrated solutions span compressed natural gas (“CNG”), renewable natural gas (“RNG”) and biogas compression and dispensing. We offer scalable, modular systems, including dispensing, compression, storage, service, and automation solutions to support global fleet decarbonization. We believe our industry leading alternative energy fueling offerings strategically position us to capitalize on key market trends, including infrastructure buildout and decarbonization at scale.
Driivz serves charge point operators and fleet operators, globally. Our interoperable electric vehicle charging and energy management platform solutions enable customers to facilitate EV charging economically at scale, secure energy resiliency and deliver on sustainability or decarbonization commitments. We believe our market leading technologies position us to capitalize on key market trends, including the investment in and adoption of electrified fleets, alternative fueling, and infrastructure buildout.
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
Environmental & Fueling Solutions
Environmental & Fueling Solutions is a leading manufacturer and provider of solutions to improve safety, environmental compliance and fueling efficiency globally. Through brands including Gilbarco Veeder-Root and Veeder-Root, we serve independent and company owned retail and commercial fueling operators with industry-leading environmental monitoring and leak detection systems, forecourt controllers, vapor recovery equipment and fuel dispenser systems for petroleum. Our large installed base of products provides a recurring revenue stream for aftermarket parts and service offerings. We believe our substantial scale and sophisticated technology offerings strategically position us to capitalize on key market trends, including fueling site consolidation and complexity, increasing regulatory requirements and global regulations, and aging infrastructure.

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
In 2025, the U.S. government announced the imposition of various tariffs including additional country-specific tariffs on all imports into the United States. In response, certain countries announced reciprocal tariffs on imports from the U.S. We have actively managed our tariff exposure by optimizing our supply chain, including reducing our exposure to certain high tariff countries. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Backlog
Backlog includes unfilled orders that are expected to be fulfilled in the next 12 months and the annual contract value of long-term contracts, including our software as a service (“SaaS”) product offerings. Backlog as of December 31, 2025 and 2024 was $615.7 million and $702.4 million, respectively. We expect that a majority of the unfilled orders as of December 31, 2025 will be delivered to customers within the first half of 2026. Given the relatively short delivery periods that are characteristic of most of our products, we believe that our backlog is indicative of short-term sales performance but not necessarily a reliable indicator of medium or long-term sales performance.

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
As of December 31, 2025, we employed approximately 7,800 persons, of whom approximately 3,300 were employed in the United States and approximately 4,500 were employed outside of the United States. Of our U.S. employees, approximately 750 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. The Company believes that its relationship with employees is good.
Some examples of key programs and initiatives that are focused to attract, motivate, develop and retain our workforce include:
•Health, wellness and family resources. Our benefit offerings are designed to meet the varied and evolving needs of our workforce across businesses and geographies.
•Talent Development and Inclusion. At Vontier, we are dedicated to cultivating a dynamic learning and growth culture, representing Skills-Based Talent Development and Inclusion, that fosters growth throughout our organization. To continue enhancing our workplace culture, in 2025, we launched an enterprise-wide mentorship initiative aimed at building employee capability, expanding talent networks and driving a culture of learning, with over 400 employees engaging in the program. Furthermore, we launched two new foundational leadership programs, available to people leaders at all levels within Vontier to drive leadership capability and equip leaders to drive a culture of development and inclusion. Additionally, our Executive Sponsorship Program continued to provide guidance and support to emerging leaders, helping them navigate their career paths and achieve their professional aspirations.
Our dedication to development and inclusion is further exemplified by the approximately 3,000 attendees at our monthly learning events. We actively support nine Employee Resource Groups (ERGs). These ERGs emphasize community and wellness, and in 2025, they have been instrumental in fostering a culture of belonging by providing multicultural learning opportunities that enrich our collective experience.
The Company was named to Newsweek’s One of America’s Greenest Companies 2026 and Most Responsible Companies 2026 as well as TIME’s World’s Most Sustainable Companies 2025 lists.
•Community and Social Impact. We are committed to supporting the communities in which we live and work. One primary way we do this is through our employee connection program – Vontier Cares. In 2025, our teams across the globe continued to support their local communities by participating in a Day of Caring event, from cleaning up parks, to providing aid to those in need, to supporting local organizations that work with children and the elderly. Our Vontier Cares volunteers have made a significant impact in their communities throughout the year and around the globe.
•Safety. The Company is proud to be recognized as best in class within our industry sector for safety excellence, earning the British Safety Council’s International Safety Award 2025 with Distinction. This accolade reflects our unwavering commitment to creating a workplace where health and wellbeing are prioritized at every level. Our comprehensive safety programs go beyond compliance, fostering a proactive culture through proven risk control practices, active employee engagement, and continuous improvement. We conduct regular evaluations to ensure effectiveness and adaptability, supported by ISO 45001 certified management systems. In addition, we track progress using performance indicators focused on prevention and resilience, enabling us to maintain world class safety standards across all operations.
Government Contracts
Although the substantial majority of our revenue in 2025 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”

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
•the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on U.S. foreign policy and national security considerations; and
•the import regulations administered by the U.S. Customs and Border Protection.
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

Our business in Russia, Ukraine and Israel was not material to our results. We did not have any sales in Russia during the year ended December 31, 2025. Sales in Ukraine and Israel accounted for approximately 80 basis points of our total sales for the year ended December 31, 2025.
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
Risks Related to Our Business and Industry
If we cannot adjust our manufacturing capacity, supply chain management or the purchases required for our manufacturing activities to reflect changes in market conditions, customer demand and supply chain or transportation disruptions, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services has in the past, and could in the future, cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income has in the past and could in the future be adversely impacted if we are unable to adjust our manufacturing capacity, purchases required for our manufacturing activities and supply chain management to reflect any supply chain disruptions or changes in customer demand and market fluctuations, including those caused by a pandemic, natural disaster or other catastrophe, increases in demand outpacing supply chain capabilities, labor shortages, changes in governmental regulations and policies, seasonality or cyclicality. During a market upturn or supply chain disruption, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient materials at competitive prices and quality and on a timely enough basis to meet demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory or reduce our costs to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons such as quality assurance, contractual commitment, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses have in the past, and could in the future, be disrupted by supplier capacity constraints, cybersecurity issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.

Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems have in the past, and could in the future, result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our profitability.
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

Our customer acquisition and renewal rates have in the past, and may in the future, decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings, and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline, and our financial results will suffer.
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
In recent years, we have implemented restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and have in the past, and could in the future, slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
As of December 31, 2025, we have outstanding indebtedness of approximately $2.1 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
As of December 31, 2025, we have outstanding indebtedness of approximately $2.1 billion, and have the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility. See the section entitled “Liquidity and Capital Resources.” This debt could have important, adverse consequences to us and our investors, including:
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
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, during January 2024, we divested our Coats business in an all-cash transaction. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse tax, financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to certain businesses or assets we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements, but we cannot be certain that this favorable pattern will continue.
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

In 2025, the U.S. government announced the imposition of various tariffs including additional country-specific tariffs on all imports into the U.S. In response, certain countries announced reciprocal tariffs on imports from the U.S. While the U.S. has reached trade agreements with certain countries, tariffs on imports from other countries and other reciprocal tariffs either remain in effect or have been temporarily paused, and as such, significant uncertainty around future tariff policies remains. The U.S. may continue to alter its approach to international trade, which may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. We have actively managed our tariff exposure and continue to diversify our supply chain to reduce our exposure to tariffs on imports into the United States, particularly from high-tariff countries. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies or our ability to effectively mitigate the financial impact of tariffs could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and financial statements.
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.

Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason, they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely affect our financial statements.

Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
As further discussed in the section entitled “Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items has in the past, and could in the future, adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise, we may be unable to pass along cost increases through higher prices to our customers. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.
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
Third parties have in the past, and may in the future, claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
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
Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and financial statements.
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
In 2025, approximately 31% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S. Our global business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
•interruption in the transportation of materials to us and finished goods to our customers;
•differences in terms of sale, including payment terms;
•local product preferences and product requirements;
•changes in a country’s or region’s political or economic conditions, including changes in a country’s relationship with the U.S.;
•trade protection measures (including tariffs), embargoes and import or export restrictions and requirements;
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

We rely on information technology systems, some of which are managed by third parties or on an independent basis by our operating companies, to process, transmit and store electronic information, including personal data, and to manage or support a variety of critical business processes and activities. These systems, products and services may be damaged, disrupted or shut down due to cybersecurity incidents and data breaches, including attacks by computer hackers, nation states, cyber-criminals, computer viruses, employee error or malfeasance, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, social engineering (including phishing attacks), power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, cybersecurity incidents and data breaches (including cybersecurity incidents or data breaches that impact the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers.

Like many multinational corporations, our information technology systems and infrastructure, and the information technology systems and infrastructure of our third party vendors, have been subject to threats and cybersecurity incidents. While we have implemented security measures, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and we may be unable to anticipate these techniques or implement adequate preventive measures. If we experienced an actual or perceived cybersecurity incident or data breach, we may suffer adverse regulatory consequences, business consequences and be subject to litigation. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability will be sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach. If we experience a cybersecurity incident or data breach, unauthorized persons may be able to obtain access to or acquire personal or other confidential data. Depending on the nature of the information compromised, we may have obligations to notify consumers and/or employees as well as regulatory agencies about the incident, and we may need to provide some form of remedy, such as credit monitoring services. The attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and financial statements.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base and business lines, and thereby decrease our revenue.
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, special category and/or sensitive data in the course of our business. For example, failure to comply with the requirements of EU General Data Protection Regulation (“GDPR”) and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses. In addition, certain other countries such as China and Russia have passed, and other countries are considering passing, laws that impose additional data transfer restrictions with respect to the personal data of their citizens. In the U.S. numerous states have passed comprehensive privacy and data security laws, such as the California Consumer Privacy Act, which impose similar (but not identical) obligations on covered businesses, as those created under the GDPR. Furthermore, the U.S. federal government and some U.S. states have passed privacy and cybersecurity laws governing specific sectors, technologies, or categories of personal data.
Through executive and legislative action, the U.S. federal government has also taken steps to restrict data transactions involving persons affiliated with countries of concern such as China and Russia. For example, Executive Order 14117 on "Preventing Access to Americans' Bulk Sensitive Personal Data and U.S. Government-Related Data by Countries of Concern" as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories to countries of concern. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. In addition, compliance with the varying data privacy regulations across the United States and around the world and artificial intelligence (“AI”) regulations in the United States and Europe, has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.

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
As of December 31, 2025, the net carrying value of our goodwill and other intangible assets totaled approximately $2.2 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets in the future. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the fiscal year ended December 31, 2025, the closing price of our common stock ranged from $28.04 to $43.71 per share.

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
There is strong engagement in risk management from company leadership, including the CEO, executives and senior leaders. The ERM program is driven by Vontier’s Executive Risk Committee, which is led by the EVP, Chief Transformation and Operations Officer and comprised of business and functional leaders. Our Audit Committee oversees the ERM program and the Board of Directors have regular updates on topics that are identified through the RAP and overall risk management process.
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
ITEM 2. PROPERTIES
Our corporate headquarters are located in Raleigh, North Carolina in a facility that we lease. As of December 31, 2025, our facilities included approximately 25 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative and/or sales functions. Approximately 10 of these facilities are located in the United States and approximately 15 are located outside the United States. We own an approximately 0.7 million square foot mixed use facility in Greensboro, North Carolina that provides manufacturing and office space utilized by businesses within our Mobility Technologies and Environmental & Fueling Solutions segments.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 12, 2026. All of our executive officers hold office at the pleasure of our Board.

Name	Age	Position	Officer Since
Mark D. Morelli	62	President and Chief Executive Officer	2020
Anshooman Aga	50	Executive Vice President, Chief Financial Officer	2022
Kathryn K. Rowen	47	Executive Vice President, Chief Transformation and Operations Officer	2020
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
Anshooman Aga has served as our Executive Vice President, Chief Financial Officer since December 2025. Mr. Aga previously served as our Senior Vice President, Chief Financial Officer from August 2022 through December 2025. Prior to that, Mr. Aga served as Senior Vice President and Chief Financial Officer of Harsco Corporation from August 2021 through August 2022. Prior to serving at Harsco Corporation, Mr. Aga was the Executive Vice President and Chief Financial Officer of Cubic Corporation. He joined Cubic Corporation in July 2017 as Executive Vice President and assumed the role of CFO in October 2017. Prior to joining Cubic Corporation, Mr. Aga served at AECOM, from June 2015 to July 2017, where he was Senior Vice President and Chief Financial Officer of their multi-billion-dollar Design and Consulting Services business in the Americas. He also held a series of financial leadership positions at Siemens, from July 2006 to May 2015, including Chief Financial Officer of the Energy Automation business based in Nuremburg, Germany, in addition to similar financial roles for Siemen’s Rail Electrification and TurboCare business units.
Kathryn K. Rowen has served as our Executive Vice President, Chief Transformation and Operations Officer since December 2025. Ms. Rowen previously served as our Senior Vice President, Chief Administrative Officer from January 2024 through December 2025, as our Senior Vice President, Chief Legal and Sustainability Officer from June 2023 through January 2024, as our Senior Vice President, Chief Legal and Administrative Officer from January 2022 through June 2023 and as our Senior Vice President and General Counsel from September 2020 through January 2022. Prior to that, Ms. Rowen served as Vice President, Corporate Social Responsibility, Employment and Litigation of Fortive Corporation from January 2020 to August 2020, as Vice President, Labor & Employment and Litigation from January 2018 to January 2020, and as Vice President, Labor and Employment from January 2017 to January 2018 of Fortive Corporation. Prior to joining Fortive Corporation, Ms. Rowen served at Raytheon Company in legal roles of increasing responsibility from October 2011 to January 2017.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol VNT. As of February 9, 2026, there were 714 holders of record of our common stock.
Issuer Purchases of Equity Securities
On April 30, 2025, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021 and replenished in May 2022, bringing the total amount authorized for future share repurchases to $500.0 million. Under the share repurchase program, the Company may purchase shares of common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use prearranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The share repurchase program may be suspended or discontinued at any time and has no expiration date.
The following table sets forth our share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
September 27, 2025 to October 24, 2025	0.5	$41.05	0.5	$374.0
October 25, 2025 to November 21, 2025	2.4	36.74	2.4	286.0
November 22, 2025 to December 31, 2025	0.5	35.75	0.5	267.4
Total	3.4		3.4
Recent Issuances of Unregistered Securities
None.

Company Stock Performance

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative return of our common stock, the S&P 500 Index and the S&P Industrials Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends).

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand our results of operations and financial condition. Our MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Discussion and analysis of our financial condition and results of operations as of and for the year ended December 31, 2024 compared to December 31, 2023 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2024 with the Securities and Exchange Commission on February 13, 2025.
OVERVIEW
General
Vontier is a global industrial technology company uniting productivity, automation and multi-energy technologies to meet the needs of a rapidly evolving, more connected mobility ecosystem. Leveraging leading market positions, decades of domain expertise and unparalleled portfolio breadth, Vontier powers the way the world moves, delivering smart, safe and sustainable solutions to our customers and the planet. Vontier has a culture of continuous improvement and innovation built upon the foundation of the Vontier Business System and embraced by colleagues worldwide. Refer to “Item 1. Business – General” included in this Annual Report for a discussion of our strategies for delivering long-term shareholder value.
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
Outlook
We expect core sales to increase on a year-over-year basis in 2026. Our outlook is subject to various assumptions and risks, including but not limited to the impact of changes in United States and international trade policies, other changes in governmental policies or regulations, the resilience and durability of the economies of the United States and other critical regions, the condition of global supply chains, including the availability of electronic components, the impact of international conflicts, including Russia-Ukraine and conflicts in the Middle East and market conditions in key end product segments. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
We continue to monitor the macroeconomic and geopolitical conditions which may impact our business, including monetary and fiscal policies, changes in the banking system and investment and taxation policy initiatives being considered in the United States and by the Organization for Economic Co-operation and Development. We also continue to monitor the Russia-Ukraine conflict, conflicts in the Middle East and political and economic conditions in Latin America and the impact on our business and operations. As of the filing date of this report, we do not believe they are material.
During April 2025, the United States announced a new baseline tariff of 10%, plus an additional country-specific tariff, on all imports into the United States. In response, certain countries announced reciprocal tariffs on imports from the United States. While the United States has reached trade agreements with certain countries, tariffs on imports from other countries and other reciprocal tariffs either remain in effect or have been temporarily paused, and as such, significant uncertainty around future tariff policies remains. We import inventory into the United States from a number of countries, and as such, if tariffs remain in effect for a prolonged period of time, we expect our cost to import inventory into the United States to increase. We have actively managed our tariff exposure and continue to diversify our supply chain to reduce our exposure to tariffs on imports into the United States, particularly from high-tariff countries. In addition, certain of our products manufactured in the United States are exported internationally and are subject to reciprocal tariffs. If we are unable to effectively mitigate the financial impact of tariffs, or if tariffs lead to other impacts, including but not limited to a decrease in demand for our products, it would have a material impact on our business, financial condition and results of operations.

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Year Ended December 31,
($ in millions)	2025	% of Sales	2024	% of Sales
Sales	$3,075.6		$2,979.0
Operating costs and expenses:
Cost of sales(a)	(1,624.8)	52.8%	(1,554.9)	52.2%
Selling, general and administrative expenses (“SG&A”)	(639.4)	20.8%	(629.7)	21.1%
Research and development expenses (“R&D”)	(175.7)	5.7%	(177.7)	6.0%
Amortization of acquisition-related intangible assets	(74.1)	2.4%	(79.7)	2.7%
Operating profit	$561.6	18.3%	$537.0	18.0%
(a) Excluding amortization of acquisition-related intangible assets.
Sales
The components of our consolidated sales growth were as follows for the periods indicated:

2025 vs 2024
Total sales growth (GAAP)	3.2%
Core sales (Non-GAAP)	3.7%
Acquisitions and divestitures (Non-GAAP)	(0.5)%
Currency exchange rates (Non-GAAP)	—%
Sales for each of our segments were as follows for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Mobility Technologies(a)	$1,123.9	$1,014.5
Repair Solutions	589.9	633.4
Environmental & Fueling Solutions	1,436.7	1,359.8
Other	—	1.3
Intersegment eliminations	(74.9)	(30.0)
Total	$3,075.6	$2,979.0
(a) Includes $74.9 million and $30.0 million of intersegment sales for the years ended December 31, 2025 and 2024, respectively, that are eliminated in consolidation.
Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

2025 vs 2024
Total sales growth (GAAP)	10.8%
Core sales (Non-GAAP)	10.7%
Acquisitions and divestitures (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	0.1%
Total sales within our Mobility Technologies segment increased 10.8% during the year ended December 31, 2025, as compared to the prior year, driven by a 10.7% increase in core sales. The increase in core sales was due to solid demand for our convenience retail payment and enterprise productivity solutions, partially offset by lower demand for our car wash solutions.

Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

2025 vs 2024
Total sales growth (GAAP)	(6.9)%
Core sales (Non-GAAP)	(6.8)%
Acquisitions and divestitures (Non-GAAP)	—%
Currency exchange rates (Non-GAAP)	(0.1)%

Total sales within our Repair Solutions segment decreased 6.9% during the year ended December 31, 2025, as compared to the prior year, driven by a 6.8% decrease in core sales. The decrease in core sales was due to a decrease in volume in the tool storage, hardline and power tools product categories driven by macroeconomic impacts on service technicians’ discretionary spending.
Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

2025 vs 2024
Total sales growth (GAAP)	5.7%
Core sales (Non-GAAP)	6.4%
Acquisitions and divestitures (Non-GAAP)	(1.0)%
Currency exchange rates (Non-GAAP)	0.3%

Total sales within our Environmental & Fueling Solutions segment increased 5.7% during the year ended December 31, 2025, as compared to the prior year, driven by a 6.4% increase in core sales, partially offset by a 1.0% decrease due to the impact of recently exited businesses and product lines and a 0.3% increase due to the impact of currency translation. The increase in core sales was due to growth in environmental solutions and dispenser systems.
Cost of Sales
Cost of sales, excluding amortization of acquisition-related intangible assets, increased $69.9 million, or 4.5%, during the year ended December 31, 2025, as compared to the prior year and as a percentage of sales, increased 60 basis points during the same period, mainly due to core sales growth as discussed above.
Operating Costs and Other Expenses
SG&A expenses increased $9.7 million, or 1.5%, during the year ended December 31, 2025, as compared to the prior year and as a percentage of sales, decreased 30 basis points during the same period, due to $7.0 million of asset impairments recognized during the year ended December 31, 2025 and a $4.8 million increase in transaction and deal-related costs.
R&D expenses decreased $2.0 million, or 1.1%, during the year ended December 31, 2025, as compared to the prior year and as a percentage of sales, decreased 30 basis points during the same period, due to savings from focus and prioritization process initiatives and adoption of AI technologies.

Amortization of acquisition-related intangible assets decreased $5.6 million, or 7.0%, during the year ended December 31, 2025, due to certain intangible assets becoming fully amortized between periods. Amortization of acquisition-related intangible assets as a percentage of sales decreased 30 basis points during the same period.

Operating Profit
Operating profit increased $24.6 million, or 4.6%, during the year ended December 31, 2025, as compared to the prior year, and operating profit margin increased 30 basis points during the same period.
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
Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	Margin	2024	Margin
Mobility Technologies	$211.5	18.8%	$192.6	19.0%
Repair Solutions	123.1	20.9	140.7	22.2
Environmental & Fueling Solutions	422.0	29.4	394.9	29.0
Other	—	—	(0.4)	(30.8)
Corporate & other unallocated costs(a)	(195.0)	(6.3)	(190.8)	(6.4)
Total operating profit	$561.6	18.3%	$537.0	18.0%
(a) Margin for corporate & other unallocated costs is presented as a percentage of total sales. Refer to further discussion of Corporate & other unallocated costs below.
Mobility Technologies
Segment operating profit for our Mobility Technologies segment increased $18.9 million, or 9.8%, during the year ended December 31, 2025, as compared to the prior year, and segment operating profit margin decreased 20 basis points during the same period. The decrease in segment operating profit margin was due to the impact of product mix.
Repair Solutions
Segment operating profit for our Repair Solutions segment decreased $17.6 million, or 12.5%, during the year ended December 31, 2025, as compared to the prior year, and segment operating profit margin decreased 130 basis points during the same period. The decrease in segment operating profit margin was due to a decrease in volume, as further discussed above.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment increased $27.1 million, or 6.9%, during the year ended December 31, 2025, as compared to the prior year, and segment operating profit margin increased 40 basis points during the same period. The increase in segment operating profit margin was due to an increase in volume, as further discussed above, and focus and prioritization process initiatives.

Corporate & Other Unallocated Costs
Corporate & other unallocated costs consists of the following for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Amortization of acquisition-related intangible assets	$(74.1)	$(79.7)
Stock-based compensation expense	(30.1)	(31.6)
Restructuring and other related charges	(10.4)	(13.5)
Other unallocated expense	(13.3)	(0.9)
Corporate costs	(110.3)	(109.0)
Repair Solutions Capital Charge	43.2	43.9
Total corporate & other unallocated costs	$(195.0)	$(190.8)
Corporate & other unallocated costs increased $4.2 million, or 2.2%, during the year ended December 31, 2025, as compared to the prior year, due to a $12.4 million increase in other unallocated expense from $7.0 million of asset impairments recognized during the year ended December 31, 2025, partially offset by a $5.6 million decrease in amortization of acquisition-related intangible assets from certain intangible assets becoming fully amortized between periods and a $3.1 million decrease in restructuring and other related charges. Corporate & other unallocated costs as a percentage of total sales decreased 10 basis points during the year ended December 31, 2025, as compared to the prior year.
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
INTEREST COSTS
Interest expense, net was $59.8 million during the year ended December 31, 2025 as compared to $74.7 million during the prior year, a decrease of $14.9 million, driven by a decrease in our outstanding debt obligations, a decrease in variable interest rates on certain of our outstanding debt obligations and an increase in interest income between periods.
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

We are routinely examined by various domestic and international taxing authorities. The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. We are subject to examination in the United States, various states and foreign jurisdictions. We review our global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted as necessary. The IRS started an examination of our U.S. federal income tax return for 2023. At this point, no material issues or adjustments have been identified. We remain subject to U.S. federal income tax audit for the tax years 2022 and 2024. We are subject to tax audits for our combined/consolidated state income tax returns for the tax years 2021 to 2024. We remain subject to tax audits for our separate company tax returns in various U.S. states for the tax years 2021 to 2024. Our operations in certain foreign jurisdictions remain subject to routine examinations for the tax years 2018 to 2024.
For a description of our income tax accounting policies, refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 14. Income Taxes to the Consolidated Financial Statements.
Comparison of the Years Ended December 31, 2025 and 2024
Our effective tax rate for the years ended December 31, 2025 and 2024 was 20.1% and 15.2%, respectively. The increase in our effective tax rate during the year ended December 31, 2025, as compared to the prior year, was primarily due to favorable impacts of business reorganizations and divestitures during the year ended December 31, 2024.
Our effective tax rate for the year ended December 31, 2025 differs from the U.S. federal statutory rate of 21.0% primarily due to the effect of state taxes, non-U.S. income taxed at different rates than the U.S. federal statutory rate, foreign derived intangible income, and tax credits.

Our effective tax rate for the year ended December 31, 2024 differs from the U.S. federal statutory rate of 21.0% primarily due to the effect of state taxes, foreign derived intangible income, and tax credits. Additionally, there were favorable impacts related to business reorganizations and divestitures and a decrease to uncertain tax positions.
One Big Beautiful Bill
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was signed into law. The OBBB includes several changes to corporate taxation, notably modifications to capitalization of research and development expenses and accelerated depreciation of fixed assets. We have reflected the impact of the enacted changes in our financial statements for the year ended December 31, 2025. The OBBB has reduced cash tax payments by $30.0 million during the year ended December 31, 2025, and will reduce cash tax payments by $30.0 million during the year ended December 31, 2026, due to the accelerated deduction for previously capitalized research and development expense. The other provisions within the OBBB have not and are not expected to have a material impact.
Pillar Two
On January 5, 2026, the OECD released additional Administrative Guidance under Pillar Two, including the new Side‑by‑Side safe harbour framework. These updates clarify how certain jurisdictions, including the United States, may apply safe‑harbour relief once local legislation is enacted. We evaluated the impact of these developments and, consistent with our prior assessment of Pillar Two, we do not expect a significant impact on our financial statements.
COMPREHENSIVE INCOME
Comprehensive income increased by $108.6 million during the year ended December 31, 2025, as compared to the prior year. Comprehensive income for the year ended December 31, 2025 includes a favorable foreign currency translation adjustment of $75.8 million. Comprehensive income for the year ended December 31, 2024 includes an unfavorable foreign currency translation adjustment of $49.6 million and a gain on the sale of our Coats business of $37.2 million.
Refer to Note 20. Divestitures to the Consolidated Financial Statements for additional information on the divestiture of our Coats businesses.

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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. As of December 31, 2025, we had $500.0 million outstanding of debt that was subject to variable interest rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities.
A hypothetical 100 basis points increase in market interest rates as of December 31, 2025 on our variable-rate debt obligations as of December 31, 2025 would increase our annual interest expense by approximately $5.0 million.
Foreign Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of equity. A 10% change in major currencies relative to the U.S. dollar as of December 31, 2025 would have resulted in an impact to equity of approximately $86.0 million.
Currency exchange rates did not have a material impact on reported sales for the year ended December 31, 2025 as compared to the prior year. If the exchange rates in effect as of December 31, 2025 were to prevail throughout the year ended December 31, 2026, currency exchange rates would positively impact estimated sales for the year ended December 31, 2026 by approximately 0.5% compared to the year ended December 31, 2025.
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

The assumptions used in evaluating our exposure to credit losses associated with our financing receivables portfolio involve estimates and significant judgment. Holding other estimates constant, a hypothetical 100 basis points increase in the expected loss rate on the financing receivables portfolio would have resulted in an increase in the allowance for credit losses of approximately $5.0 million as of December 31, 2025.

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
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of December 31, 2025.
2025 Financing and Capital Transactions
During the year ended December 31, 2025, we completed the following financing and capital transactions:
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
•Repurchased 8.0 million shares for $300.2 million in the open market.
Refer to Note 10. Financing to the Consolidated Financial Statements for more information related to our long-term indebtedness and Note 19. Capital Stock and Earnings per Share to the Consolidated Financial Statements for more information related to our share repurchases.

Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2025	2024
Net cash provided by operating activities	$511.0	$427.5

Proceeds from sale of businesses, net of cash provided	$50.4	$68.4
Cash paid for acquisitions	(10.9)	—
Payments for additions to property, plant and equipment	(69.9)	(82.7)
Proceeds from sale of property, plant and equipment	0.4	5.6
Cash paid for equity investments	(1.8)	(2.9)
Proceeds from sale of equity investments	11.1	0.2
Net cash used in investing activities	$(20.7)	$(11.4)

Proceeds from issuance of long-term debt	$83.3	$—
Repayment of long-term debt	(133.3)	(150.0)
Net proceeds from (repayments of) short-term borrowings	0.2	(4.5)
Payments for debt issuance costs	(2.3)	—
Payments of common stock cash dividend	(14.7)	(15.2)
Purchases of treasury stock	(300.2)	(224.7)
Proceeds from stock option exercises	10.0	17.0
Other financing activities	(14.3)	(14.9)
Net cash used in financing activities	$(371.3)	$(392.3)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.
Cash flows from operating activities were $511.0 million during the year ended December 31, 2025, an increase of $83.5 million as compared to the prior year. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables generated $10.4 million of operating cash flows during the year ended December 31, 2025 as compared to using $56.0 million in the prior year. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $66.9 million of cash during the year ended December 31, 2025 compared to using $30.7 million in the prior year. This difference is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.
Investing Activities
Net cash used in investing activities was $20.7 million during the year ended December 31, 2025, driven by payments for additions to property, plant and equipment and cash paid for the acquisition of Sergeant Sudz, partially offset by proceeds from the sale of businesses. Net cash used in investing activities was $11.4 million during the year ended December 31, 2024, driven by payments for additions to property, plant and equipment, partially offset by proceeds from the sale of our Coats business.
We made capital expenditures of $69.9 million and $82.7 million during the years ended December 31, 2025 and 2024, respectively.
Refer to Note 3. Acquisitions to the Consolidated Financial Statements for additional information on our acquisition of Sergeant Sudz and Note 20. Divestitures to the Consolidated Financial Statements for additional information on our dispositions.

Financing Activities
Net cash used in financing activities was $371.3 million during the year ended December 31, 2025, driven by repurchases of our common stock of $300.2 million and the voluntary repayment of $50.0 million of the Three-Year Term Loans due 2025. Net cash used in financing activities was $392.3 million during the year ended December 31, 2024, driven by repurchases of our common stock of $224.7 million and the voluntary repayment of $150.0 million of the Three-Year Term Loans due 2024 and Three-Year Term Loans due 2025.
Share Repurchase Program
Refer to Note 19. Capital Stock and Earnings per Share to the Consolidated Financial Statements for a description of our share repurchase program.
Dividends
We paid regular quarterly cash dividends of $0.025 per share during the year ended December 31, 2025. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of December 31, 2025, we had $1.6 billion in aggregate principal amount of registered notes and $500.0 million in aggregate principal amount outstanding of term loans. Our obligations to pay principal and interest on the registered notes and term loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 10. Financing to the Consolidated Financial Statements for additional information regarding the terms of our notes and the term loans.

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

Summarized Results of Operations Data ($ in millions)	Year Ended December 31, 2025
Net sales (a)	$1,615.3
Operating profit (b)	532.5
Net income (c)	$381.8

(a) Includes intercompany sales of $47.0 million.
(b) Includes intercompany operating profit of $20.0 million.
(c) Includes intercompany pretax income of $35.3 million.

Summarized Balance Sheet Data ($ in millions)	December 31, 2025
Assets
Current assets	$437.7
Intercompany receivables	2,537.2
Noncurrent assets	646.4
Total assets	$3,621.3
Liabilities
Current liabilities	$846.0
Intercompany payables	211.5
Noncurrent liabilities	1,656.3
Total liabilities	$2,713.8

Cash and Cash Requirements
As of December 31, 2025, we held approximately $492.2 million of cash and cash equivalents that were held in either operating accounts or invested in highly liquid investment-grade instruments with a maturity of 90 days or less with an annual effective rate generally around 3.5% as of December 31, 2025. Approximately 49% of our cash was held outside of the United States.
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
We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of December 31, 2025, we had purchase obligations of $197.4 million, with $192.7 million payable in the next 12 months.
With respect to our cash requirements, we generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our credit facilities, enter into new credit facilities and borrow directly thereunder and/or access the capital markets. As of December 31, 2025, we had $750.0 million of borrowing capacity under our revolving credit facility. We also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
As of December 31, 2025, we believe that we have sufficient liquidity to satisfy our cash needs.
Guarantees
As of December 31, 2025, we had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $77.1 million. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure our obligations and/or performance requirements related to specific transactions.
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
When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount, we will calculate the estimated fair value of the reporting unit or indefinite-lived intangible asset. Our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date and the amount of time in between quantitative fair value assessments.

As part of our 2025 annual impairment analysis, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all three of our reporting units as of the assessment date, or approximately $1.7 billion of goodwill as of the assessment date. Factors we considered in the qualitative assessment included general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on our assessment we determined on the basis of the qualitative and quantitative factors, that the fair values of the reporting units were more likely than not greater than their respective carrying values, and therefore, a quantitative test was not required.
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

If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings which would adversely affect our financial statements. No goodwill impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023. We recognized an immaterial other intangible assets impairment charge during the year ended December 31, 2025. There were no other intangible assets impairment charges during the years ended December 31, 2024 and 2023.
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
Revenue Recognition
We derive revenues from the sale of products and services. Revenue is recognized when control over the promised products or services is transferred to the customer in an amount that reflects the consideration that we expect to receive in exchange for those products or services. In determining if control has transferred, we consider whether certain indicators of the transfer of control are present, such as the transfer of title, present right to payment, significant risks and rewards of ownership and customer acceptance when acceptance is not a formality.
To qualify for revenue recognition, we must have an enforceable contract with a customer that defines the goods or services to be transferred and the payment terms related to those goods or services. We assess whether collection of substantially all consideration for the goods or services transferred is probable based on the customer’s intent and ability to pay the promised consideration. This assessment requires judgment and considers financial and qualitative factors, including the customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.
Variable consideration, including volume discounts, rebates and other short-term incentive programs, is estimated and included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue will not occur. Significant judgment is exercised in determining product returns, customer allowances and rebates, which are estimated based on historical experience and known trends.
Certain customer arrangements, including our SaaS product offerings, include multiple performance obligations, typically hardware, installation, training, consulting, services and/or post-contract customer support (“PCS”). We allocate the contract transaction price to each performance obligation using the standalone selling price. Whenever possible, standalone selling price is based on observable prices and when such observable data is not available, the Company estimates the standalone selling price using an approach designed to maximize the use of observable inputs in accordance with ASC 606. Allocating the transaction price to each performance obligation may require judgment.
If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected. Historically, our estimates of revenue have been materially correct.
Income Taxes
In accordance with GAAP, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected in our Consolidated Statements of Earnings and Comprehensive Income. We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires us to make judgments and estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 12, 2026 appears on page 43 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vontier Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Vontier Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vontier Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
February 12, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vontier Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vontier Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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
As described in Note 4 to the consolidated financial statements, the Company’s financing receivables portfolio and the associated allowance for credit losses for commercial purchase security agreements, were $338.9 million and $37.1 million as of December 31, 2025, respectively. As disclosed in Note 2 to the consolidated financial statements, the Company estimates the allowance for credit losses for financing receivables based on numerous quantitative and qualitative factors reflecting management’s estimate of collectability over the remaining contractual life of the financing receivables.

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

Raleigh, North Carolina
February 12, 2026

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$492.2	$356.4
Accounts receivable, less allowance for credit losses of $33.6 million and $34.9 million as of December 31, 2025 and 2024, respectively	527.4	526.1
Inventories	326.5	337.8
Prepaid expenses and other current assets	145.7	149.7
Total current assets	1,491.8	1,370.0
Property, plant and equipment, net	129.5	120.2
Operating lease right-of-use assets	34.4	46.8
Long-term financing receivables, less allowance for credit losses of $31.7 million and $32.2 million as of December 31, 2025 and 2024, respectively	285.0	291.7
Other intangible assets, net	412.4	486.5
Goodwill	1,757.6	1,726.0
Other assets	258.1	269.3
Total assets	$4,368.8	$4,310.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$502.2	$52.3
Trade accounts payable	361.6	378.1
Current operating lease liabilities	14.3	16.3
Accrued expenses and other current liabilities	410.4	462.5
Total current liabilities	1,288.5	909.2
Long-term operating lease liabilities	24.8	36.6
Long-term debt	1,594.2	2,092.0
Other long-term liabilities	210.1	212.8
Total liabilities	3,117.6	3,250.6
Commitments and Contingencies (Note 17)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 173.0 million and 172.1 million shares issued, and 142.2 million and 149.3 million outstanding as of December 31, 2025 and 2024, respectively	—	—
Treasury stock, at cost, 30.8 million and 22.8 million shares as of December 31, 2025 and 2024, respectively	(929.8)	(627.0)
Additional paid-in capital	111.7	83.0
Retained earnings	1,930.5	1,539.1
Accumulated other comprehensive income	131.8	56.0
Total Vontier stockholders’ equity	1,244.2	1,051.1
Noncontrolling interests	7.0	8.8
Total equity	1,251.2	1,059.9
Total liabilities and equity	$4,368.8	$4,310.5

See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Sales of products	$2,754.9	$2,668.4	$2,778.1
Sales of services	320.7	310.6	317.1
Total sales	3,075.6	2,979.0	3,095.2
Operating costs and expenses:
Cost of product sales, excluding amortization of acquisition-related intangible assets	(1,408.3)	(1,354.9)	(1,451.0)
Cost of service sales, excluding amortization of acquisition-related intangible assets	(216.5)	(200.0)	(213.0)
Selling, general and administrative expenses	(639.4)	(629.7)	(643.1)
Research and development expenses	(175.7)	(177.7)	(163.5)
Amortization of acquisition-related intangible assets	(74.1)	(79.7)	(81.2)
Operating profit	561.6	537.0	543.4
Non-operating income (expense), net:
Interest expense, net	(59.8)	(74.7)	(93.7)
Gain on sale of businesses	3.5	37.2	34.4
Other non-operating income (expense), net	2.9	(1.9)	(0.6)
Earnings before income taxes	508.2	497.6	483.5
Provision for income taxes	(102.1)	(75.4)	(106.6)
Net earnings	$406.1	$422.2	$376.9

Net earnings per share:
Basic	$2.77	$2.76	$2.43
Diluted	$2.76	$2.75	$2.42
Weighted average shares outstanding:
Basic	146.7	152.8	155.1
Diluted	147.4	153.8	156.0

Net earnings	$406.1	$422.2	$376.9
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	75.8	(49.6)	(1.3)
Other adjustments	—	0.7	0.1
Total other comprehensive income (loss), net of income taxes	75.8	(48.9)	(1.2)
Comprehensive income	$481.9	$373.3	$375.7
See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	169.7	$—	13.7	$(328.0)	$27.6	$770.8	$106.1	$3.0	$579.5
Net earnings	—	—	—	—	—	376.9	—	—	376.9
Dividends on common stock ($0.10 per share)	—	—	—	—	—	(15.6)	—	—	(15.6)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	—	—	27.4	—	—	4.1	31.5
Common stock-based award activity, net of shares for tax withholding	1.1	—	—	—	2.2	—	—	—	2.2
Purchase of treasury stock	—	—	2.8	(75.4)	—	—	—	—	(75.4)
Change in noncontrolling interests and other	—	—	—	—	(0.4)	—	—	(1.9)	(2.3)
Balance, December 31, 2023	170.8	—	16.5	(403.4)	56.8	1,132.1	104.9	5.2	895.6
Net earnings	—	—	—	—	—	422.2	—	—	422.2
Dividends on common stock ($0.10 per share)	—	—	—	—	—	(15.2)	—	—	(15.2)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(48.9)	—	(48.9)
Stock-based compensation expense	—	—	—	—	27.4	—	—	4.2	31.6
Common stock-based award activity, net of shares for tax withholding	1.3	—	—	—	4.9	—	—	—	4.9
Purchase of treasury stock	—	—	6.3	(223.6)	(2.5)	—	—	—	(226.1)
Change in noncontrolling interests and other	—	—	—	—	(3.6)	—	—	(0.6)	(4.2)
Balance, December 31, 2024	172.1	—	22.8	(627.0)	83.0	1,539.1	56.0	8.8	1,059.9
Net earnings	—	—	—	—	—	406.1	—	—	406.1
Dividends on common stock ($0.10 per share)	—	—	—	—	—	(14.7)	—	—	(14.7)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	75.8	—	75.8
Stock-based compensation expense	—	—	—	—	28.8	—	—	1.3	30.1
Common stock-based award activity, net of shares for tax withholding	0.9	—	—	—	0.8	—	—	—	0.8
Purchase of treasury stock	—	—	8.0	(302.8)	—	—	—	—	(302.8)
Change in noncontrolling interests and other	—	—	—	—	(0.9)	—	—	(3.1)	(4.0)
Balance, December 31, 2025	173.0	$—	30.8	$(929.8)	$111.7	$1,930.5	$131.8	$7.0	$1,251.2

See the accompanying Notes to the Consolidated Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$406.1	$422.2	$376.9
Non-cash items:
Depreciation expense	51.1	47.4	43.8
Amortization of acquisition-related intangible assets	74.1	79.7	81.2
Stock-based compensation expense	30.1	31.6	31.5
Gain on sale of businesses	(3.5)	(37.2)	(34.4)
Change in deferred income taxes	2.8	(32.8)	(47.3)
Other non-cash items	6.8	3.3	3.4
Change in accounts receivable, net	(132.0)	(203.9)	(148.1)
Change in inventories	10.9	(48.5)	48.9
Change in long-term financing receivables, net	142.4	147.9	141.2
Change in trade accounts payable	(24.3)	14.9	(66.8)
Change in other operating assets and liabilities	(53.5)	2.9	24.7
Net cash provided by operating activities	511.0	427.5	455.0
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash provided	50.4	68.4	107.5
Cash paid for acquisitions	(10.9)	—	—
Payments for additions to property, plant and equipment	(69.9)	(82.7)	(60.1)
Proceeds from sale of property, plant and equipment	0.4	5.6	4.5
Cash paid for equity investments	(1.8)	(2.9)	(3.0)
Proceeds from sale of equity investments	11.1	0.2	20.4
Net cash (used in) provided by investing activities	(20.7)	(11.4)	69.3
Cash flows from financing activities:
Proceeds from issuance of long-term debt	83.3	—	—
Repayment of long-term debt	(133.3)	(150.0)	(300.0)
Net proceeds from (repayments of) short-term borrowings	0.2	(4.5)	1.9
Payments for debt issuance costs	(2.3)	—	—
Payments of common stock cash dividend	(14.7)	(15.2)	(15.5)
Purchases of treasury stock	(300.2)	(224.7)	(74.7)
Proceeds from stock option exercises	10.0	17.0	10.4
Other financing activities	(14.3)	(14.9)	(9.9)
Net cash used in financing activities	(371.3)	(392.3)	(387.8)
Effect of exchange rate changes on cash and cash equivalents	16.8	(8.3)	(0.1)
Net change in cash and cash equivalents	135.8	15.5	136.4
Beginning balance of cash and cash equivalents	356.4	340.9	204.5
Ending balance of cash and cash equivalents	$492.2	$356.4	$340.9

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

Additions to the allowances for credit losses are charged to current period earnings and amounts determined to be uncollectible are charged directly against the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts and financing receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. Expense associated with credit losses was $52.4 million, $51.2 million and $42.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
As of December 31, 2025, assets carried on the balance sheet and not remeasured to fair value on a recurring basis were $1.8 billion of goodwill and $412.4 million of identifiable intangible assets, net.
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
The goodwill of each of the Company’s reporting units is assessed for impairment at least annually as of the first day of the fourth quarter or more frequently if events and circumstances indicate that goodwill may not be recoverable. When evaluating for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or indefinite-lived intangible asset is impaired. The Company’s decision to perform a qualitative impairment assessment for an individual reporting unit or indefinite-lived intangible assets in a given year is influenced by a number of factors, inclusive of the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date and the amount of time in between quantitative fair value assessments.
As part of the Company’s 2025 annual impairment analysis, the Company elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for all three of the Company’s reporting units as of the assessment date, or approximately $1.7 billion of goodwill as of the assessment date. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the reporting units, events or changes affecting the composition or carrying value of the net assets of the reporting units, information related to market multiples of peer companies and other relevant entity specific events. Based on the assessment, the Company determined on the basis of the qualitative and quantitative factors that the fair values of the reporting units were more likely than not greater than their respective carrying values, and therefore, a quantitative test was not required.
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

No goodwill impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023. The Company recognized an immaterial other intangible assets impairment charge during the year ended December 31, 2025. There were no other intangible assets impairment charges during the years ended December 31, 2024 and 2023.

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
Revenue Recognition
The Company derives revenues from the sale of products and services.
Product sales include revenues from the sale of products and equipment, which also includes software-as-a-service (“SaaS”) product offerings and interest income related to our financing receivables.
Service sales include revenues from extended warranties, customer support services, maintenance contracts or services, and services related to previously sold products.
Revenue is recognized when control over the promised products or services is transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. In determining if control has transferred, the Company considers whether certain indicators of the transfer of control are present, such as the transfer of title, present right to payment, significant risks and rewards of ownership and customer acceptance when acceptance is not a formality.
To qualify for revenue recognition, the Company must have an enforceable contract with a customer that defines the goods or services to be transferred and the payment terms related to those goods or services. The Company assesses whether collection of substantially all consideration for the goods or services transferred is probable based on the customer’s intent and ability to pay the promised consideration. This assessment requires judgment and considers financial and qualitative factors, including the customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.
Variable consideration, including volume discounts, rebates and other short-term incentive programs, is estimated and included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue will not occur. Significant judgment is exercised in determining product returns, customer allowances and rebates, which are estimated based on historical experience and known trends.
Most of the Company’s sales contracts contain standard terms and conditions. The Company evaluates contracts to identify distinct goods and services promised in the contract, the performance obligations. Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements, including our SaaS product offerings, include multiple performance obligations, typically hardware, installation, training, consulting, services and/or post contract support services (“PCS”). These elements are often delivered within the same reporting period, however, the Company’s SaaS, PCS and other subscription-based and extended contracts may extend beyond one year. The Company allocates the contract transaction price to each performance obligation using the standalone selling price. Whenever possible, standalone selling price is based on observable prices and when such observable data is not available, the Company estimates standalone selling price using an approach designed to maximize the use of observable inputs in accordance with ASC 606. Allocating the transaction price to each performance obligation may require judgment.
The Company’s principal terms of tangible product sales are FOB Shipping Point, or equivalent, and, as such, the Company primarily records revenue at a point-in-time upon shipment as the Company has transferred control to the customer at that point and our performance obligations are satisfied. The Company evaluates contracts with delivery terms other than FOB Shipping Point and recognizes revenue when the Company has transferred control and satisfied the performance obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment, revenue recognition is deferred until such obligations have been fulfilled. Further, revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.

Revenue from SaaS product sales is recognized ratably over the contract term, beginning on the date the SaaS product is made available to the customer, reflecting the continuous transfer of access to the software. The Company’s SaaS contracts are generally non-cancellable. Payments received prior to the transfer of services are recorded as deferred revenue and recognized over the service period.
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
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not, a likelihood of more than 50 percent, that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of deferred tax assets for each of the jurisdictions in which it operates. The existence of cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, is generally viewed as positive evidence to conclude that the deferred tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. The Company also considers a series of factors in the determination of whether the deferred tax assets can be realized, including historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred tax assets are expected to be realized within the tax carryforward period allowed for by that specific country, the Company would conclude that no valuation allowance would be required. To the extent that the deferred tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, a valuation allowance is established.
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

Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for the Company’s annual financial statements for the year ended December 31, 2025. The Company has adopted ASU 2023-09 retrospectively and expanded its income tax disclosures in accordance with ASU 2023-09. Refer to Note 14. Income Taxes.
Recently Issued Accounting Standards Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient when estimating expected credit losses to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. ASU 2025-05 is effective for the Company’s interim and annual financial statements for the year ended December 31, 2026, with early adoption permitted. ASU 2025-05 must be applied prospectively. The Company plans to elect the practical expedient in ASU 2025-05 and does not currently expect it to have a material impact on its consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements resulting in a comprehensive list of interim disclosures that are required by GAAP, and includes a disclosure principle that requires the disclosure of events since the end of the last annual reporting period that have a material impact on the Company. ASU 2025-11 is effective for the Company’s interim financial statements beginning with the first fiscal quarter of the year ended December 31, 2028, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively. The Company is currently assessing the impact ASU 2025-11 will have on its consolidated financial statements.
NOTE 3. ACQUISITIONS
The Company has completed a number of acquisitions that have been accounted for as a business combination and resulted in the recognition of goodwill in its financial statements. This goodwill arises because the purchase price for each acquired business reflects a number of factors including the complementary fit, the acceleration of its strategy, the synergies the business brings to existing operations, the future earnings and cash flow potential of the business, the potential to add other strategically complementary acquisitions to the acquired business, the scarce or unique nature of the business in its markets, the competition to acquire the business, the valuation of similar businesses in the marketplace (as reflected in a multiple of revenues, earnings or cash flows) and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing offerings to key target markets and develop new and profitable businesses.
A preliminary purchase price allocation is made at the date of acquisition based on an initial understanding of the fair value of the consideration transferred, acquired assets and assumed liabilities. As additional information about these assets and liabilities is obtained, the estimates of fair value are refined and the preliminary purchase price allocation is adjusted during the applicable measurement period for items identified as of the acquisition date.
To determine the fair value of the acquired intangible assets, management utilized significant unobservable inputs (Level 3 in the fair value hierarchy) and was required to make judgments and estimates about future results such as revenues, margin, net working capital and other valuation assumptions such as useful lives, royalty rates, technology obsolescence, attrition rates and discount rates. Intangible assets consisting of technology and trade names were valued using a relief from royalty method or using a multi-period excess earnings method while customer relationships were valued using a multi-period excess earnings method. These assumptions are forward-looking and could be affected by future economic and market conditions.

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
The following describes the Company’s acquisition activity during the year ended December 31, 2025. The Company did not make any acquisitions during the years ended December 31, 2024 and 2023.
2025 Acquisition
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
NOTE 4. FINANCING AND TRADE RECEIVABLES
Financing receivables are primarily comprised of commercial purchase security agreements originated between the Company’s franchisees and technicians or independent shop owners that are assumed by the Company (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”) in the Repair Solutions segment. The Company also has financing receivables in its Mobility Technologies and Environmental & Fueling Solutions segments which totaled $20.1 million and $14.4 million as of December 31, 2025 and 2024, respectively.
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Balance Sheets and was insignificant as of December 31, 2025 and 2024.
Product sales to franchisees and the related financing income is included in Cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Balance Sheets were as follows:

($ in millions)	December 31, 2025	December 31, 2024
Gross current financing receivables:
PSAs	$97.6	$98.6
Franchisee Notes	31.5	25.4
Current financing receivables, gross	$129.1	$124.0

Allowance for credit losses:
PSAs	$10.5	$11.0
Franchisee Notes	9.0	8.0
Total allowance for credit losses	$19.5	$19.0

Net current financing receivables:
PSAs, net	$87.1	$87.6
Franchisee Notes, net	22.5	17.4
Total current financing receivables, net	$109.6	$105.0
The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	December 31, 2025	December 31, 2024
Gross long-term financing receivables:
PSAs	$241.3	$253.6
Franchisee Notes	60.9	62.8
Long-term financing receivables, gross	$302.2	$316.4

Allowance for credit losses:
PSAs	$26.6	$27.2
Franchisee Notes	5.1	5.0
Total allowance for credit losses	$31.7	$32.2

Net long-term financing receivables:
PSAs, net	$214.7	$226.4
Franchisee Notes, net	55.8	57.8
Total long-term financing receivables, net	$270.5	$284.2
Net deferred origination costs were insignificant as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the net unamortized discount on our financing receivables was $18.9 million and $18.5 million, respectively.
It is the Company’s general practice to not engage in contract or loan modifications of existing arrangements for troubled debt restructurings. In limited instances, the Company may modify certain impaired receivables with customers in bankruptcy or other legal proceedings, or in the event of significant natural disasters. Restructured financing receivables as of December 31, 2025 and 2024 were insignificant.
Credit score and distributor tenure are the primary indicators of credit quality for the Company’s financing receivables. Credit score is determined at the time of origination. Depending on the contract, payments for financing receivables are due on a monthly or weekly basis. Weekly payments are converted into a monthly equivalent for purposes of calculating delinquency. Delinquencies are assessed at the end of each month following the monthly equivalent due date and are considered delinquent once past due.

The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the year ended December 31, 2025 is as follows:

($ in millions)	2025	2024	2023	2022	2021	Prior	Total
PSAs
Credit Score:
Less than 400	$7.2	$4.3	$3.5	$1.4	$0.6	$0.1	$17.1
400-599	22.4	15.8	7.4	3.0	1.0	0.2	49.8
600-799	49.5	31.5	16.7	6.3	2.1	0.4	106.5
800+	81.7	47.2	24.7	9.3	2.2	0.4	165.5
Total PSAs	$160.8	$98.8	$52.3	$20.0	$5.9	$1.1	$338.9

Franchisee Notes
Active distributors	$24.6	$19.1	$9.6	$6.1	$4.3	$4.4	$68.1
Separated distributors	0.3	2.3	5.6	5.4	3.8	6.9	24.3
Total Franchisee Notes	$24.9	$21.4	$15.2	$11.5	$8.1	$11.3	$92.4

Current Period Gross Write-offs
PSAs	$1.8	$17.6	$14.2	$6.2	$2.8	$1.4	$44.0
Franchisee Notes	—	0.3	1.2	1.6	1.4	2.6	7.1
Total current period gross write-offs	$1.8	$17.9	$15.4	$7.8	$4.2	$4.0	$51.1

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
December 31, 2025	$3.6	$2.0	$7.7	$13.3	$325.6	$338.9	$7.7
December 31, 2024	3.7	1.9	7.9	13.5	338.7	352.2	7.9
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of December 31, 2025 and 2024.
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

The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of December 31:

	2025			2024
($ in millions)	PSAs	Franchisee Notes	Total	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$38.2	$13.0	$51.2	$41.5	$12.3	$53.8
Provision for credit losses	41.0	7.9	48.9	37.8	7.8	45.6
Write-offs	(44.0)	(7.1)	(51.1)	(42.9)	(7.2)	(50.1)
Recoveries of amounts previously charged off	1.9	0.3	2.2	1.8	0.1	1.9
Allowance for credit losses, end of year	$37.1	$14.1	$51.2	$38.2	$13.0	$51.2
Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables, excluding financing receivables, and the Company’s trade accounts receivable cost basis as of December 31:

($ in millions)	2025	2024
Cost basis of trade accounts receivable	$426.3	$430.1

Allowance for credit losses balance, beginning of year	15.9	15.6
Provision for credit losses	3.5	5.6
Write-offs	(5.8)	(4.5)
Foreign currency and other	0.5	(0.8)
Allowance for credit losses balance, end of year	14.1	15.9
Net trade accounts receivable balance	$412.2	$414.2
NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows:

($ in millions)	2025	2024
Finished goods	$147.0	$144.8
Work in process	25.7	20.8
Raw materials	153.8	172.2
Total	$326.5	$337.8
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows:

($ in millions)	2025	2024
Land and improvements	$4.4	$4.3
Buildings and leasehold improvements	74.3	68.0
Capitalized software	119.0	98.1
Machinery, equipment and other	221.8	217.3
Gross property, plant and equipment	419.5	387.7
Less: accumulated depreciation	(290.0)	(267.5)
Property, plant and equipment, net	$129.5	$120.2
No interest was capitalized related to capitalized expenditures during the years ended December 31, 2025, 2024 and 2023.
Depreciation expense related to property, plant and equipment was $26.3 million, $24.4 million and $23.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Total
Balance, December 31, 2023	$1,204.0	$15.2	$523.2	$1,742.4
Foreign currency translation and other	(7.4)	—	(9.0)	(16.4)
Balance, December 31, 2024	1,196.6	15.2	514.2	1,726.0
Acquisitions	7.0	—	—	7.0
Divestitures	(20.0)	—	—	(20.0)
Foreign currency translation	17.2	—	27.4	44.6
Balance, December 31, 2025	$1,200.8	$15.2	$541.6	$1,757.6
Accumulated impairment charges, within the Mobility Technologies reportable segment, were $85.3 million as of December 31, 2025 and 2024.
Intangible Assets
Finite-lived intangible assets are generally amortized on a straight-line basis over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31:

	2025			2024
($ in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangibles:
Customer relationships	$477.0	$(294.7)	$182.3	$473.0	$(253.0)	$220.0
Patents and technology	292.0	(185.6)	106.4	295.6	(156.8)	138.8
Trademarks and trade names	59.7	(25.3)	34.4	57.0	(20.0)	37.0
Total finite-lived intangibles	828.7	(505.6)	323.1	825.6	(429.8)	395.8
Indefinite-lived intangibles:
Trademarks and trade names	89.3	—	89.3	90.7	—	90.7
Total intangibles	$918.0	$(505.6)	$412.4	$916.3	$(429.8)	$486.5
Based on the intangible assets recorded as of December 31, 2025, amortization expense is estimated to be as follows for the next five years and thereafter:

($ in millions)
2026	$64.9
2027	54.5
2028	45.4
2029	44.4
2030	37.7
Thereafter	76.2
Total	$323.1

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows:

	2025		2024
($ in millions)	Current	Long-term	Current	Long-term
Compensation, pension and post-retirement benefits	$114.0	$12.4	$102.6	$12.2
Claims, including self-insurance and litigation	32.2	81.6	26.7	86.7
Income and other taxes	24.2	20.7	60.6	20.0
Deferred revenue	102.3	57.8	139.2	58.9
Sales and product allowances	43.2	—	37.0	—
Warranty	25.5	12.5	27.4	11.6
Other	69.0	25.1	69.0	23.4
Total	$410.4	$210.1	$462.5	$212.8
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
The following is a rollforward of the accrued warranty liability:

($ in millions)	2025	2024
Accrual for warranties, beginning of year	$39.0	$43.0
Accruals for warranties issued during the year	32.8	37.3
Settlements made	(34.3)	(40.9)
Effect of foreign currency translation	0.5	(0.4)
Accrual for warranties, end of year	$38.0	$39.0
NOTE 9. LEASES
The Company determines if an arrangement is or contains a lease at inception. The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. For lease agreements with both lease and non-lease components, the Company has elected the practical expedient for all underlying asset classes to account for the lease and related non-lease component(s) as a single lease component. Many leases include one option to renew, some of which include options to extend the lease for up to 15 years, and some of which include options to terminate the leases within one year. Options to renew or terminate are included in the measurement of right-of-use assets and lease liabilities if it is determined they are reasonably certain to be exercised. The Company primarily uses its incremental borrowing rate as the discount rate for its leases, as the Company is generally unable to determine the interest rate implicit in the lease. Finance leases were immaterial for the years ended December 31, 2025, 2024 and 2023, respectively.

The Consolidated Financial Statements include the following amounts related to operating leases for the years ended December 31:

($ in millions)	2025	2024	2023
Consolidated Statements of Earnings and Comprehensive Income
Operating lease cost	$25.1	$25.3	$23.9
Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	24.1	24.0	23.6
Right-of-use assets obtained in exchange for operating lease obligations	5.0	15.5	16.4
Short-term and variable lease cost and sublease income were immaterial for the years ended December 31, 2025, 2024 and 2023, respectively.
The weighted average remaining lease term and weighted average discount rate of our operating leases were as follows as of December 31:

	2025	2024
Weighted average remaining lease term	3.4 years	4.0 years
Weighted average discount rate	5.4%	5.3%
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2025:

($ in millions)
2026	$15.1
2027	12.5
2028	7.8
2029	3.1
2030	1.7
Thereafter	2.6
Total lease payments	42.8
Less: imputed interest	(3.7)
Total lease liabilities	$39.1

As of December 31, 2025, the Company had no material leases that had not yet commenced.

NOTE 10. FINANCING
The Company had the following debt outstanding as of December 31:

($ in millions)	2025	2024
Short-term borrowings:
Short-term borrowings and bank overdrafts	$2.4	$2.3

Long-term debt:
Three-Year Term Loans due 2028(a)	$500.0	$550.0
1.800% senior unsecured notes due 2026	500.0	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2030	—	—
Total long-term debt	2,100.0	2,150.0
Less: current portion of long-term debt(a)	(499.8)	(50.0)
Less: discounts and debt issuance costs	(6.0)	(8.0)
Total long-term debt, net	$1,594.2	$2,092.0
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
Debt issuance costs that have been netted against the aggregate principal amounts of the components of debt in the short-term borrowings section above are immaterial. Given the nature of the short-term borrowings, the carrying value approximates fair value as of December 31, 2025.
The Company made interest payments of $69.6 million, $75.6 million and $94.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to the Company’s long-term debt.
As of December 31, 2025, the contractual maturities of the Company’s long-term debt were as follows:

($ in millions)
2026	$500.0
2027	—
2028	1,000.0
2029	—
2030	—
Thereafter	600.0
Total principal payments	$2,100.0
Credit Facilities
Amendments
During February 2025, the Company executed an amendment to the Revolving Credit Facility, which extended the maturity date to February 2030 and removed the SOFR adjustment (“Revolving Credit Facility due 2030”).
During February 2025, the Company executed an amendment to the Three-Year Term Loans originally due 2025 to extend the maturity date to February 2028 (“Three-Year Term Loans Due 2028”). As part of the amendment, the credit spread adjustment was removed and the ratings-based margin was reduced by 12.5 basis points.
The Company evaluated these amendments on a lender-by-lender basis and determined that certain lenders should be accounted for as a debt extinguishment and certain lenders should be accounted for as a debt modification. The Company recognized an immaterial loss on debt extinguishment related to the amendments during the year ended December 31, 2025. For the portion of the Term Loans considered to be extinguished and re-borrowed, the Company has presented offsetting constructive cash inflows and outflows of $83.3 million within financing activities on the Consolidated Statements of Cash Flows.

Second A&R Credit Agreement
During February 2025, the Company executed an amended and restated credit agreement (the “Second A&R Credit Agreement”), which consists of a $750.0 million Revolving Credit Facility. Two of the Company’s wholly-owned subsidiaries are Guarantors under the Second A&R Credit Agreement.
The Second A&R Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Certain affirmative covenants, including certain reporting requirements and requirements to establish cash dominion accounts with the administrative agent, are triggered by failing to maintain availability under the credit facility at or above specified thresholds or by the existence of an event of default under the facility.

The Second A&R Credit Agreement contains covenants which require a maximum consolidated leverage ratio of 3.75 to 1.0 and a minimum consolidated interest coverage ratio of 3.50 to 1.0.
The Second A&R Credit Agreement contains events of default customary for facilities of this nature, including, but not limited, to: (i) events of default resulting from the Borrowers’ failure or the failure of any credit party to comply with covenants (including the above-referenced financial covenants during periods in which the financial covenants are tested); (ii) the occurrence of a change of control; (iii) the institution of insolvency or similar proceedings against the Borrowers or any credit party; and (iv) the occurrence of a default under any other material indebtedness the Borrowers or any guarantor may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Second A&R Credit Agreement, the lenders will be able to declare any outstanding principal balance of the Credit Facility, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies, including remedies against the collateral, as more particularly specified in the Second A&R Credit Agreement. As of December 31, 2025, the Company was in compliance with its debt covenants under the Second A&R Credit Agreement.
Revolving Credit Facility

As of December 31, 2025, there were no borrowings outstanding and $750.0 million of borrowing capacity under the Revolving Credit Facility. The Revolving Credit Facility, which matures on February 12, 2030, bears interest at a variable rate equal to SOFR plus a ratings-based margin. The Revolving Credit Facility requires the Company to pay lenders a commitment fee for unused commitments of 0.110% to 0.300% based on a ratings grid.

Three-Year Term Loans Due 2028
The Three-Year Term Loans Due 2028, which mature on February 12, 2028, bear interest at a variable rate equal to SOFR plus a ratings-based margin which was 112.5 basis points as of December 31, 2025. The interest rate was 4.97% per annum as of December 31, 2025. As of December 31, 2025, there was no material difference between the carrying value and the estimated fair value of the debt outstanding.
Senior Unsecured Notes
On March 10, 2021, the Company completed the private placement of each of the following series of senior unsecured notes, which were subsequently registered with the U.S. Securities and Exchange Commission through a registered exchange offer that was completed during January 2022 (collectively, the “Registered Notes”):
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
The Registered Notes contain customary covenants, including limits on the incurrence of certain secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2025, the Company was in compliance with all of the covenants under the Registered Notes.
The estimated fair value of the Registered Notes was $1.5 billion as of December 31, 2025. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
As of December 31, 2025, certain of the Company’s businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings and current portion of long-term debt on the Consolidated Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings and current portion of long-term debt on the Consolidated Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of December 31, 2025.

Interest payments associated with the above short-term borrowings were not significant for the years ended December 31, 2025, 2024 and 2023.
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
The pension benefit obligations of the Company’s plans were $14.0 million and $13.3 million as of December 31, 2025 and 2024, respectively. The fair value of the plan assets was $9.0 million and $7.9 million as of December 31, 2025 and 2024, respectively, and include the use of Level 1 and Level 2 inputs in determining the fair value. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of December 31, 2025 and 2024. The net periodic benefit costs were $0.5 million, $0.6 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined Contribution Plans
The Company administers and maintains 401(k) Programs. Contributions are determined based on a percentage of compensation. For the years ended December 31, 2025, 2024 and 2023, compensation expense related to employer contributions was $17.9 million, $19.7 million and $19.9 million, respectively.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign currency translation adjustments(d)		Other adjustments(b)		Total
Balance, December 31, 2022	$107.8		$(1.7)		$106.1
Other comprehensive loss before reclassifications, net of income taxes	(1.6)		—		(1.6)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	0.3	(c)	—		0.3
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	0.3		0.1		0.4
Net current period other comprehensive (loss) income, net of income taxes	(1.3)		0.1		(1.2)
Balance, December 31, 2023	106.5		(1.6)		104.9
Other comprehensive loss before reclassifications, net of income taxes	(50.6)		—		(50.6)
Amounts reclassified from accumulated other comprehensive income:
Sale of business	1.0	(c)	—		1.0
Increase	—		1.0	(a)	1.0
Income tax impact	—		(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	1.0		0.7		1.7
Net current period other comprehensive (loss) income, net of income taxes	(49.6)		0.7		(48.9)
Balance, December 31, 2024	56.9		(0.9)		56.0
Other comprehensive income before reclassifications, net of income taxes	75.8		—		75.8
Amounts reclassified from accumulated other comprehensive income:
Increase	—		0.1	(a)	0.1
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—		—		—
Net current period other comprehensive income, net of income taxes	75.8		—		75.8
Balance, December 31, 2025	$132.7		$(0.9)		$131.8

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) Reclassified to Gain on sale of businesses in the Consolidated Statements of Earnings and Comprehensive Income.
(d) The income tax impact of foreign currency translation adjustments was not significant for the periods presented.

NOTE 13. SALES
Refer to a discussion of the Company’s significant accounting policies regarding sales in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $9.8 million and $8.0 million as of December 31, 2025 and 2024, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Contract Costs
The Company incurs direct incremental costs to obtain and fulfill certain contracts, typically costs associated with assets used by our customers in certain sales arrangements and sales-related commissions. As of December 31, 2025 and 2024, the Company had $106.6 million and $101.5 million, respectively, in revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Balance Sheets. These assets have estimated useful lives between 3 and 5 years and are amortized on a straight-line basis. Total expense related to net revenue-related capitalized contract costs was $43.1 million, $41.0 million and $41.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Impairment losses recognized on our revenue-related capitalized contract costs were insignificant during the years ended December 31, 2025, 2024 and 2023.
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
The Company’s contract liabilities consisted of the following as of December 31:

($ in millions)	2025	2024
Deferred revenue, current	$102.3	$139.2
Deferred revenue, noncurrent	57.8	58.9
Total contract liabilities	$160.1	$198.1
During the year ended December 31, 2025, the Company recognized $108.6 million of revenue related to the Company’s contract liabilities at December 31, 2024. The change in contract liabilities from December 31, 2024 to December 31, 2025 was primarily due to the timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations which are unsatisfied as of the end of the period. The Company has excluded performance obligations with an original expected duration of one year or less and amounts for variable consideration allocated to wholly-unsatisfied performance obligations. Remaining performance obligations as of December 31, 2025 were $431.9 million, the majority of which are related to software-as-a-service and extended warranty and service contracts. The Company expects approximately 70 percent of the remaining performance obligations will be fulfilled within the next two years, 80 percent within the next three years, and 90 percent within four years.

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by sales of products and services and geographic location for each of the Company’s reportable segments, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows for the year ended December 31, 2025:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Eliminations	Total
Sales:
Sales of products	$873.7	$587.7	$1,293.5	$—	$2,754.9
Sales of services	175.3	2.2	143.2	—	320.7
Intersegment sales	74.9	—	—	(74.9)	—
Total	$1,123.9	$589.9	$1,436.7	$(74.9)	$3,075.6

Geographic:
North America (a)	$671.8	$589.9	$914.2	$—	$2,175.9
Europe, Middle East and Africa	241.4	—	258.7	—	500.1
Asia Pacific	114.7	—	183.2	—	297.9
Latin America	21.1	—	80.6	—	101.7
Intersegment sales	74.9	—	—	(74.9)	—
Total	$1,123.9	$589.9	$1,436.7	$(74.9)	$3,075.6
(a) Includes total sales in the United States of $2,112.4 million.
Disaggregation of revenue was as follows for the year ended December 31, 2024:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales:
Sales of products	$823.4	$631.0	$1,213.1	$0.9	$—	$2,668.4
Sales of services	161.1	2.4	146.7	0.4	—	310.6
Intersegment sales	30.0	—	—	—	(30.0)	—
Total	$1,014.5	$633.4	$1,359.8	$1.3	$(30.0)	$2,979.0

Geographic:
North America (a)	$648.2	$633.4	$843.9	$1.3	$—	$2,126.8
Europe, Middle East and Africa	196.4	—	267.5	—	—	463.9
Asia Pacific	115.8	—	163.2	—	—	279.0
Latin America	24.1	—	85.2	—	—	109.3
Intersegment sales	30.0	—	—	—	(30.0)	—
Total	$1,014.5	$633.4	$1,359.8	$1.3	$(30.0)	$2,979.0
(a) Includes total sales in the United States of $2,032.0 million.

Disaggregation of revenue was as follows for the year ended December 31, 2023:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales:
Sales of products	$872.3	$649.1	$1,163.0	$93.7	$—	$2,778.1
Sales of services	128.9	2.4	160.7	25.1	—	317.1
Intersegment sales	2.6	—	—	—	(2.6)	—
Total	$1,003.8	$651.5	$1,323.7	$118.8	$(2.6)	$3,095.2

Geographic:
North America (a)	$703.3	$651.5	$815.6	$117.2	$—	$2,287.6
Europe, Middle East and Africa	157.5	—	268.3	—	—	425.8
Asia Pacific	119.3	—	155.8	—	—	275.1
Latin America	21.1	—	84.0	1.6	—	106.7
Intersegment sales	2.6	—	—	—	(2.6)	—
Total	$1,003.8	$651.5	$1,323.7	$118.8	$(2.6)	$3,095.2
(a) Includes total sales in the United States of $2,161.0 million.
NOTE 14. INCOME TAXES
Earnings and Income Taxes
Earnings before income taxes for the years ended December 31 were as follows:

($ in millions)	2025	2024	2023
United States	$451.7	$429.5	$482.8
Non-U.S.	56.5	68.1	0.7
Total	$508.2	$497.6	$483.5
The provision (benefit) for income taxes for the years ended December 31 were as follows:

($ in millions)	2025	2024	2023
Current:
Federal U.S.	$57.7	$69.8	$109.3
Non-U.S.	21.4	23.9	15.1
State and local	18.4	15.8	21.9
Deferred:
Federal U.S.	7.9	(24.9)	(25.3)
Non-U.S.	(2.2)	(5.9)	(13.9)
State and local	(1.1)	(3.3)	(0.5)
Income tax provision	$102.1	$75.4	$106.6

Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively. Deferred tax assets and liabilities as of December 31 were as follows:

($ in millions)	2025	2024
Deferred tax assets:
Allowance for credit losses	$20.4	$21.5
Operating lease liabilities	9.3	10.8
Inventories	11.9	11.9
Pension benefits	1.9	2.2
Other accruals and prepayments	35.9	36.6
Deferred revenue	15.6	15.4
Warranty services	5.4	3.9
Stock-based compensation expense	8.2	8.6
Tax credit and loss carryforwards	75.4	64.7
Capitalized research and development	49.5	68.9
Other	8.5	4.7
Valuation allowances	(32.7)	(26.0)
Total deferred tax assets	209.3	223.2
Deferred tax liabilities:
Property, plant and equipment	(0.5)	(1.4)
Operating lease right-of-use assets	(8.2)	(9.7)
Goodwill and other intangibles	(89.8)	(95.2)
Other	(14.8)	(13.7)
Total deferred tax liabilities	(113.3)	(120.0)
Net deferred tax asset	$96.0	$103.2
Applying the valuation allowance methodology discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period. The Company’s valuation allowance increased by $6.7 million during the current year.
As of December 31, 2025, the Company has federal, various state, and foreign net operating losses in the amounts of $9.8 million, $79.7 million, and $248.4 million, respectively. These net operating loss carryforwards have various expiration periods beginning in 2026, including some with no expiration.

Effective Tax Rate
The effective tax rate for the years ended December 31 varies from the U.S. statutory federal tax rate as follows:

($ in millions)	2025		2024		2023
Statutory federal income tax rate	$106.7	21.0%	$104.6	21.0%	$101.5	21.0%
Increase (decrease) in tax rate resulting from:
Domestic federal
Effects of cross-border tax laws
Subpart F Income	5.7	1.1%	6.1	1.2%	—	—%
Foreign Derived Intangible Income	(10.6)	(2.1)%	(7.4)	(1.5)%	—	—%
Foreign Branch Income	—	—%	—	—%	(5.8)	(1.2)%
Other	(3.3)	(0.7)%	(3.2)	(0.6)%	—	—%
Tax credits
Research Credits	(5.5)	(1.1)%	(7.5)	(1.5)%	(8.5)	(1.8)%
Other	(7.8)	(1.6)%	(4.5)	(0.9)%	(4.8)	(1.0)%
Changes in valuation allowances	—	—%	—	—%	(2.4)	(0.5)%
Nontaxable or non-deductible items	(2.1)	(0.4)%	0.6	0.1%	0.1	—%
Business reorganizations and divestitures	0.3	0.1%	(18.1)	(3.6)%	(6.0)	(1.2)%
Other	(1.1)	(0.2)%	1.5	0.3%	(3.0)	(0.6)%
Domestic state and local income tax, net of federal effect(1)	13.6	2.7%	9.8	2.0%	16.9	3.4%
Foreign tax effects
Israel
Changes in valuation allowances	5.5	1.1%	—	—%	—	—%
Other	(0.6)	(0.1)%	—	—%	—	—%
Other foreign jurisdictions	3.8	0.8%	0.4	0.1%	2.8	0.6%
Worldwide changes in unrecognized tax benefits	(2.5)	(0.5)%	(6.9)	(1.4)%	15.8	3.3%
Effective income tax rate	$102.1	20.1%	$75.4	15.2%	$106.6	22.0%
(1)State taxes in California, Pennsylvania, Illinois, Wisconsin, Texas, Iowa, Minnesota, and Georgia made up the majority (greater than 50 percent) of the tax effect in this category.
Our effective tax rate for the years ended December 31, 2025, 2024 and 2023 differs from the U.S. federal statutory rate of 21.0% due primarily to the effect of state taxes, non-U.S. income taxed at different rates that the U.S. federal statutory rate, foreign derived intangible income, and tax credits. For the year ended December 31, 2024, there were also favorable impacts related to business reorganizations and divestitures and uncertain tax positions. For the year ended December 31, 2023, there were also favorable impacts related to business reorganization and divestitures and unfavorable impacts related to uncertain tax positions.

The following is a summary of the Company’s income tax payments made (refunds received) for the periods indicated:

($ in millions)	2025	2024	2023
Federal U.S.(a)	$82.1	$60.4	$91.7
Non-U.S.
Germany	*	(5.0)	*
India	5.4	4.9	*
Italy	8.5	*	*
Other	16.6	14.3	14.1
State and local	13.2	18.9	20.2
Total cash paid, net of refunds received	$125.8	$93.5	$126.0

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
(a) Includes $18.7 million paid to acquire investment tax credits during the year ended December 31, 2025.
Unrecognized Tax Benefits
Gross unrecognized tax benefits were $13.5 million ($16.0 million total, including $3.0 million associated with interest and penalties, and net of the impact of $0.5 million of indirect tax benefits) and $19.9 million ($22.6 million total, including $3.4 million associated with interest and penalties, and net of the impact of $0.7 million of indirect tax benefits) as of December 31, 2025 and 2024, respectively. The Company recognized a benefit of $0.3 million, benefit of $1.7 million, and expense of $3.2 million in potential interest and penalties associated with uncertain tax positions during the years ended December 31, 2025, 2024, and 2023, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in the income tax provision.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows as of December 31:

($ in millions)	2025	2024	2023
Unrecognized tax benefits, beginning of year	$19.9	$27.0	$14.0
Additions based on tax positions related to the current year	1.1	0.8	11.8
Additions for tax positions of prior years	—	4.6	2.9
Reductions for tax positions of prior years	—	(5.3)	(0.5)
Lapse of statute of limitations	(3.4)	(0.6)	(0.4)
Settlements	(5.2)	(6.3)	(0.9)
Effect of foreign currency translation	1.1	(0.3)	0.1
Unrecognized tax benefits, end of year	$13.5	$19.9	$27.0
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
The Company remains subject to U.S. Federal income tax audit for the tax years 2022 to 2024. The Company is subject to tax audits for its state income tax returns for the tax years 2021 to 2024. Our operations in certain foreign jurisdictions remain subject to routine examinations for the tax years 2018 to 2024.

One Big Beautiful Bill

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was signed into law. The OBBB includes several changes to corporate taxation, notably modifications to capitalization of research and development expenses and accelerated depreciation of fixed assets. The Company has reflected the impact of the enacted changes in its financial statements for year ended December 31, 2025. The OBBB has reduced cash tax payments by $30.0 million during the year ended December 31, 2025 due to the accelerated deduction for previously capitalized research and development expense. The other provisions within the OBBB have not and are not expected to have a material impact.
Repatriation and Unremitted Earnings

As of December 31, 2025, the Company’s undistributed earnings of its foreign subsidiaries are intended to be permanently reinvested in non-U.S. operations. The operating plans, budgets and forecasts, and long-term and short-term financial requirements of the parent company and the subsidiaries indicate that there is no current or known future need to distribute cash from foreign subsidiaries for any purpose. Therefore, no deferred taxes have been recorded. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
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
The Company’s CODM does not review any information regarding total assets on a segment basis.
Segment results for the year ended December 31, 2025 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales of products and services (a)	$1,049.0	$589.9	$1,436.7	$—	$—	$3,075.6
Intersegment sales	74.9	—	—	—	(74.9)	—
Total sales	1,123.9	589.9	1,436.7	—	(74.9)	3,075.6
Operating costs and expenses:
Other segment items	(912.4)	(466.8)	(1,014.7)	—	74.9	(2,319.0)
Segment operating profit	$211.5	$123.1	$422.0	$—	$—	$756.6
(a) Repair Solutions includes interest income related to financing receivables of $74.5 million.

Segment results for the year ended December 31, 2024 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales of products and services(a)	$984.5	$633.4	$1,359.8	$1.3	$—	$2,979.0
Intersegment sales	30.0	—	—	—	(30.0)	—
Total sales	1,014.5	633.4	1,359.8	1.3	(30.0)	2,979.0
Operating costs and expenses:
Other segment items	(821.9)	(492.7)	(964.9)	(1.7)	30.0	(2,251.2)
Segment operating profit	$192.6	$140.7	$394.9	$(0.4)	$—	$727.8
(a) Repair Solutions includes interest income related to financing receivables of $76.1 million.
Segment results for the year ended December 31, 2023 were as follows:

($ in millions)	Mobility Technologies	Repair Solutions	Environmental & Fueling Solutions	Other	Eliminations	Total
Sales of products and services(a)	$1,001.2	$651.5	$1,323.7	$118.8	$—	$3,095.2
Intersegment sales	2.6	—	—	—	(2.6)	—
Total sales	1,003.8	651.5	1,323.7	118.8	(2.6)	3,095.2
Operating costs and expenses:
Other segment items	(803.9)	(481.5)	(954.2)	(107.5)	2.6	(2,344.5)
Segment operating profit	$199.9	$170.0	$369.5	$11.3	$—	$750.7
(a) Repair Solutions includes interest income related to financing receivables of $78.8 million.
Other segment items for each reportable segment includes the following for all periods presented:
•Mobility Technologies: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses and research and development expenses.
•Repair Solutions: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses, research and development expenses and the Repair Solutions Capital Charge. The Repair Solutions Capital Charge was $43.2 million, $43.9 million and $41.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

A reconciliation of segment operating profit to earnings before income taxes for the years ended December 31 were as follows:

($ in millions)	2025	2024	2023
Segment operating profit	$756.6	$727.8	$750.7
Corporate & other unallocated costs:
Amortization of acquisition-related intangible assets	(74.1)	(79.7)	(81.2)
Stock-based compensation expense	(30.1)	(31.6)	(31.5)
Restructuring and other related charges	(10.4)	(13.5)	(25.2)
Other unallocated expense	(13.3)	(0.9)	(1.2)
Corporate costs	(110.3)	(109.0)	(109.9)
Repair Solutions Capital Charge	43.2	43.9	41.7
Total corporate & other unallocated costs	(195.0)	(190.8)	(207.3)
Operating profit	561.6	537.0	543.4
Interest expense, net	(59.8)	(74.7)	(93.7)
Gain on sale of businesses	3.5	37.2	34.4
Other non-operating income (expense), net	2.9	(1.9)	(0.6)
Earnings before income taxes	$508.2	$497.6	$483.5
Depreciation expense by segment for the years ended December 31 were as follows:

($ in millions)	2025	2024	2023
Mobility Technologies	$39.9	$35.3	$29.4
Repair Solutions	2.2	2.6	2.1
Environmental & Fueling Solutions	7.8	8.0	11.2
Corporate	1.2	1.5	1.1
Total	$51.1	$47.4	$43.8
Tangible long-lived assets, which consist of property, plant and equipment and operating lease right-of-use assets, by geographic area as of December 31 were as follows:

($ in millions)	2025	2024
United States	$104.2	$106.0
All other	59.7	61.0
Total tangible long-lived assets	$163.9	$167.0
NOTE 16. RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the years ended December 31 were as follows:

($ in millions)	2025	2024	2023
Employee severance related	$8.8	$9.6	$19.0
Facility exit and other related	1.6	3.9	6.2
Total restructuring and other related charges	$10.4	$13.5	$25.2
Substantially all restructuring activities initiated in 2025 were completed by December 31, 2025. We expect substantially all cash payments associated with remaining termination benefits recorded in 2025 will be paid during 2026. Substantially all restructuring activities initiated in the years ended December 31, 2024 and 2023 have been completed.
The nature of restructuring and related activities initiated in the years ended December 31, 2025, 2024 and 2023 focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. These costs were incurred to optimize the Company’s cost structure in order to provide products and services to the Company’s customers in a cost efficient manner, taking into consideration industry and macroeconomic trends.

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with our restructuring actions:

($ in millions)	Balance as of December 31, 2023	Costs Incurred	Paid / Settled	Balance as of December 31, 2024	Costs Incurred	Paid / Settled	Balance as of December 31, 2025
Employee severance and related	$2.8	$9.6	$(9.1)	$3.3	$8.8	$(11.0)	$1.1
Facility exit and other related	1.2	3.9	(4.9)	0.2	1.6	(1.8)	—
Total	$4.0	$13.5	$(14.0)	$3.5	$10.4	$(12.8)	$1.1
The restructuring and other related charges incurred during the years ended December 31, 2025, 2024 and 2023 were primarily cash charges. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31:

($ in millions)	2025	2024	2023
Cost of sales	$1.8	$1.8	$10.2
Selling, general and administrative expenses	8.6	11.7	15.0
Total	$10.4	$13.5	$25.2
Restructuring and other related charges by reportable segment for the years ended December 31 were as follows:

($ in millions)	2025	2024	2023
Mobility Technologies	$4.1	$5.8	$3.7
Repair Solutions	1.7	0.4	0.5
Environmental & Fueling Solutions	2.6	5.3	19.9
Corporate	2.0	2.0	1.1
Total	$10.4	$13.5	$25.2
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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of December 31:

($ in millions)	Classification	2025	2024
Gross liabilities
Current	Accrued expenses and other current liabilities	$25.4	$21.4
Long-term	Other long-term liabilities	78.1	83.2
Total		103.5	104.6

Projected insurance recoveries
Current	Prepaid expenses and other current assets	18.0	14.1
Long-term	Other assets	49.4	50.7
Total		$67.4	$64.8

Guarantees

As of December 31, 2025 and 2024, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $77.1 million and $81.4 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
NOTE 18. STOCK-BASED COMPENSATION
In connection with the Separation and the related employee matters agreement, the Company adopted the 2020 Stock Incentive Plan (the “Stock Plan”) that became effective upon the Separation. Outstanding equity awards of Fortive held by the Company’s employees at the separation date were converted into or replaced with Vontier equity awards (the “Conversion Awards”). The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, performance based restricted stock awards and performance stock awards (collectively, “Stock Awards”), stock options or any other stock-based award. A total of 17.0 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan and as of December 31, 2025, approximately 8.0 million shares remain available for issuance under the Stock Plan.
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
RSUs granted to employees under the Stock Plan generally provide for time-based vesting over three years, although certain employees may be awarded RSUs with different time-based vesting criteria. RSUs granted to non-employee directors under the Stock Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of stockholders following the grant date. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued or outstanding.

PSUs granted under the Stock Plan during the years ended December 31, 2025 and 2024 vest based 50% on the Company’s adjusted operating profit margin expansion and 50% based on core revenue growth, modified by the Company’s total shareholder return relative to the S&P 500 Index, over a three-year performance period. PSUs granted under the Stock Plan during the year ended December 31, 2023 vest based on the Company’s adjusted earnings per share, modified by the Company’s total shareholder return relative to the S&P 500 Index, over a three-year performance period.
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
Stock-based compensation expense related to stock options, restricted stock units and performance stock units granted under the Stock Plan and subsidiary stock plan further discussed below was $30.1 million, $31.6 million and $31.5 million during the years ended December 31, 2025, 2024 and 2023, respectively, which was reduced by the related tax benefit of $5.0 million, $5.8 million and $5.5 million, respectively.
The following summarizes the unrecognized compensation cost for the Stock Plan awards as of December 31, 2025. This compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years, representing the remaining service period related to the awards. Future compensation amounts will be adjusted for any changes in estimated forfeitures:

($ in millions)
Stock Awards	$36.0
Stock options	0.5
Total unrecognized compensation cost	$36.5
Stock Options
The following summarizes option activity under the Stock Plan for the years ended December 31, 2025, 2024 and 2023 (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	3.3	$27.97
Granted	—	—
Exercised	(0.5)	21.01
Canceled/forfeited	(0.6)	31.34
Outstanding as of December 31, 2023	2.2	28.87
Granted	0.1	41.10
Exercised	(0.6)	27.22
Canceled/forfeited	—	—
Outstanding as of December 31, 2024	1.7	30.27
Granted	—	—
Exercised	(0.4)	26.20
Canceled/forfeited	—	—
Outstanding as of December 31, 2025	1.3	31.38	3.8	$7.9
Vested and expected to vest as of December 31, 2025	1.3	31.37	3.8	7.9
Exercisable as of December 31, 2025	1.3	$31.00	3.6	$7.9

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes model for service condition awards with the following weighted average assumptions for the year ended December 31, 2024. There were no options granted during the years ended December 31, 2025 and 2023.

2024
Risk-free interest rate	4.3%
Volatility	30.2%
Dividend yield	0.3%
Expected years until exercise	6.5
Options outstanding as of December 31, 2025 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Number of Options	Average Exercise Price	Average Remaining Life (in years)	Number of Options	Average Exercise Price
$17.44 - $23.46	0.1	$23.11	1.6	0.1	$23.11
$23.47 - $31.46	0.9	31.21	3.7	0.9	31.21
$31.47 - $33.43	0.1	33.33	3.0	0.2	33.33
$33.44 - $41.10	0.2	$38.19	6.9	0.1	$36.76
Total shares	1.3			1.3
The aggregate intrinsic value of stock options exercised under the Stock Plan was $5.3 million, $7.9 million and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock Awards
The following summarizes information related to Stock Award activity under the Stock Plan for the years ended December 31, 2025, 2024 and 2023 (in millions; except price per share):

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2022	2.2	$27.39
Granted	1.4	26.39
Vested	(0.9)	27.56
Forfeited	(0.3)	26.56
Unvested as of December 31, 2023	2.4	26.87
Granted	1.0	41.34
Vested	(0.9)	27.62
Forfeited	(0.4)	31.81
Unvested as of December 31, 2024	2.1	32.37
Granted	0.8	38.77
Vested	(0.8)	30.77
Forfeited	(0.2)	36.78
Unvested as of December 31, 2025	1.9	$36.34
Subsidiary Stock Plan
The Company has a subsidiary stock-based compensation plan under which the Company grants equity awards to certain employees and non-employees for the common stock of a subsidiary that holds Driivz and certain other related entities. The Company recognized stock-based compensation expense related to the subsidiary stock plan of $1.3 million, $4.2 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Year Ended December 31
(in millions, except per share amounts)	2025	2024	2023
Numerator:
Net earnings	$406.1	$422.2	$376.9

Denominator:
Basic weighted average common shares outstanding	146.7	152.8	155.1
Effect of dilutive stock awards	0.7	1.0	0.9
Diluted weighted average common shares outstanding	147.4	153.8	156.0

Earnings per share:
Basic	$2.77	$2.76	$2.43
Diluted	$2.76	$2.75	$2.42

Anti-dilutive shares	0.6	0.5	1.8

Share Repurchase Program
On April 30, 2025, the Company’s Board of Directors approved a replenishment of the Company’s previously approved share repurchase program announced in May 2021 and replenished in May 2022, bringing the total amount authorized for future share repurchases to $500.0 million. Under the share repurchase program, the Company may purchase shares of common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use prearranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The share repurchase program may be suspended or discontinued at any time and has no expiration date.

During the year ended December 31, 2025, the Company repurchased 8.0 million of the Company’s shares for $300.2 million through open market transactions at an average price per share of $37.35.

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

As of December 31, 2025, the Company had remaining authorization to repurchase $267.4 million of its common stock under the share repurchase program.
NOTE 20. DIVESTITURES
2025 Divestitures
During the year ended December 31, 2025, the Company completed the sales of certain assets within its Mobility Technologies segment and its European service operations within its Environmental & Fueling Solutions segment. As a result of the transactions, the Company recognized a gain of $3.5 million during the year ended December 31, 2025, which is presented in Gain on sale of businesses in the Consolidated Statements of Earnings and Comprehensive Income. The operations of the disposed businesses did not meet the criteria to be presented as discontinued operations.
2024 Divestiture
During January 2024, the Company completed the sale of Coats for $72.4 million. As a result of the transaction, the Company recognized a gain of $37.2 million during the year ended December 31, 2024, which is presented in Gain on sale of businesses in the Consolidated Statements of Earnings and Comprehensive Income. The operations of Coats did not meet the criteria to be presented as discontinued operations.
2023 Divestiture
During April 2023, the Company completed the sale of Global Traffic Technologies for $108.4 million. As a result of the transaction, the Company recognized a gain of $34.4 million during the year ended December 31, 2023, which is presented in Gain on sale of businesses in the Consolidated Statements of Earnings and Comprehensive Income. The operations of Global Traffic Technologies did not meet the criteria to be presented as discontinued operations.
NOTE 21. SUBSEQUENT EVENTS
During January 2026, the Company repurchased 0.7 million of the Company’s shares through open market transactions for $25.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Our management, with the participation of the President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, have concluded that, as of the end of such period, these disclosure controls and procedures were effective.
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2025 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Vontier Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Vontier, Corporate Governance in the Proxy Statement for our 2026 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, Tables, Pay Ratio and Director Compensation in the Proxy Statement for our 2026 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Vontier Common Stock by Directors, Officers and Principal Shareholders in the Proxy Statement for our 2026 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for our 2026 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for our 2026 annual meeting.

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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Financial Statement Schedule:
Valuation and Qualifying Accounts	90

		Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	2.1	October 13, 2020
3.1	Certificate of Amendment to the Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	September 30, 2020
3.2	Amended and Restated Certificate of Incorporation of Vontier Corporation	8-K	001-39483	3.1	October 13, 2020
3.3	Certificate of Amendment, dated May 25, 2022 to the Amended and Restated Certification of Incorporation of Vontier Corporation	8-K	001-39483	3.1	May 27, 2022
3.4	Amended and Restated Bylaws of Vontier Corporation, effective December 13, 2022	8-K	001-39483	3.1	December 16, 2022
4.1	Description of Common Stock	10-K	001-39483	4.1	February 25, 2021
4.2	Amended and Restated Indenture, dated as of November 19, 2021, among the Company, the guarantors party thereto and Wilmington Trust, National association, as Trustee	8-K	001-39483	4.1	November 19, 2021
10.1	Amended and Restated Credit Agreement, dated as of April 28, 2021, by and among Vontier Corporation, Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and other Lenders party thereto	8-K	001-39483	10.1	April 28, 2021
10.2	Second Amended and Restated Credit Agreement, dated as of February 12, 2025, by and among Vontier Corporation and certain of its subsidiaries, Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and other Lenders party thereto	8-K	001-39483	10.2	February 13, 2025
10.3	Transition Services Agreement, dated as of October 8, 2020, by and between Vontier Corporation and Fortive Corporation	8-K	001-39483	10.3	October 13, 2020
10.4	Vontier Corporation 2020 Stock Incentive Plan*	8-K	001-39483	10.7	October 13, 2020
10.5	Vontier Corporation Non-Employee Directors’ Deferred Compensation Plan*	10-K	001-39483	10.9	February 24, 2022
10.6	Vontier Corporation Director Compensation Policy*	10-K	001-39483	10.10	February 17, 2023
10.7	Form of Restricted Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan*	10-K	001-39483	10.7	February 13, 2025
10.8	Form of Restricted Stock Unit Agreement (Non-Employee Directors Deferred Compensation) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.10	October 13, 2020
10.9	Form of Performance Stock Unit Agreement under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.11	October 13, 2020
10.10	Form of Stock Option Agreement under the Vontier Corporation 2020 Stock Incentive Plan*	10-K	001-39483	10.10	February 13, 2025
10.11	Form of Stock Option Agreement (Non-Employee Directors) under the Vontier Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Vontier Corporation’s Registration Statement on Form 10, filed on September 1, 2020)*	8-K	001-39483	10.13	October 13, 2020
10.12	Vontier Corporation 2020 Executive Incentive Compensation Plan*	8-K	001-39483	10.14	October 13, 2020
10.13	Vontier Corporation Executive Incentive Compensation Plan*	8-K	001-39483	10.1	February 26, 2025
10.14	Vontier Corporation Amended and Restated Executive Deferred Incentive Plan*	8-K	001-39483	10.1	June 13, 2023

10.15	Vontier Corporation Separation Pay Plan for Officers, Key and Senior Executives*	10-Q	001-39483	10.1	July 31, 2025
10.16	Term Loan Agreement, dated as of August 5, 2021, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto	8-K	001-39483	10.1	August 5, 2021
10.17	Term Loan Agreement, dated as of October 28, 2022, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto	8-K	001-39483	10.1	November 3, 2022
10.18	First Amendment to Term Loan Agreement, dated as of February 12, 2025, by and among Vontier Corporation, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto	8-K	001-394843	10.1	February 13, 2025
10.19	Letter Agreement between Anshooman Aga and Vontier Corporation dated August 9, 2022*	8-K	001-39483	10.1	August 12, 2022
19.1	Vontier Corporation Insider Trading Policy	10-Q	001-39483	19.1	August 3, 2023
21.1	Subsidiaries of the Registrant	—	—		Filed herewith
22.1	List of Guarantor Subsidiaries	—	—		Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
97.1	Vontier Corporation Recoupment Policy	—	—		Filed herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith
*Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION

Date: February 12, 2026	By:	/s/ MARK D. MORELLI
Mark D. Morelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ KAREN C. FRANCIS	February 12, 2026
Karen C. Francis
Chair, Director

/s/ ANSHOOMAN AGA	February 12, 2026
Anshooman Aga
Executive Vice President, Chief Financial Officer

/s/ GLORIA R. BOYLAND	February 12, 2026
Gloria R. Boyland
Director

/s/ ROBERT L. EATROFF	February 12, 2026
Robert L. Eatroff
Director

/s/ DAVID M. FOULKES	February 12, 2026
David M. Foulkes
Director

/s/ CHRISTOPHER J. KLEIN	February 12, 2026
Christopher J. Klein
Director

/s/ MARK D. MORELLI	February 12, 2026
Mark D. Morelli
President, Chief Executive Officer and Director

/s/ PAUL V. SHIMP	February 12, 2026
Paul V. Shimp
Chief Accounting Officer

/s/ MARYROSE SYLVESTER	February 12, 2026
Maryrose Sylvester
Director

/s/ J. DARRELL THOMAS	February 12, 2026
J. Darrell Thomas
Director

VONTIER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Classification	Balance at Beginning of Period(a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts(b)	Write Offs, Write Downs & Deductions	Balance at End of Period(a)
Year Ended December 31, 2025
Allowances deducted from asset accounts:
Allowance for credit losses	$67.1	$52.4	$0.5	$—	$(54.7)	$65.3
Valuation allowance for deferred income tax assets	$26.0	$8.0	$—	$2.1	$(3.4)	$32.7

Year Ended December 31, 2024
Allowances deducted from asset accounts:
Allowance for credit losses	$69.4	$51.2	$(0.8)	$—	$(52.7)	$67.1
Valuation allowance for deferred income tax assets	$27.2	$0.7	$—	$—	$(1.9)	$26.0

Year Ended December 31, 2023
Allowances deducted from asset accounts:
Allowance for credit losses	$71.9	$42.5	$—	$—	$(45.0)	$69.4
Valuation allowance for deferred income tax assets	$26.8	$—	$—	$0.4	$—	$27.2

(a) Amounts include allowance for credit losses classified as current and noncurrent.
(b) Amounts are related to businesses acquired, the impact of new accounting standards and other adjustments.