Form 10-Q
period 2026-10-02
Vontier Corp
filed 2026-11-05
CIK 1786842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, there were 132.8 million shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except per share amounts)

	October 2, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258.4	$492.2
Accounts receivable, less allowance for credit losses of $31.5 million and $33.6 million as of October 2, 2026 and December 31, 2025, respectively	555.3	527.4
Inventories	333.7	326.5
Prepaid expenses and other current assets	130.0	145.7
Total current assets	1,277.4	1,491.8
Property, plant and equipment, net	154.0	129.5
Operating lease right-of-use assets	27.8	34.4
Long-term financing receivables, less allowance for credit losses of $30.1 million and $31.7 million as of October 2, 2026 and December 31, 2025, respectively	277.1	285.0
Other intangible assets, net	335.1	412.4
Goodwill	1,686.7	1,757.6
Other assets	323.0	258.1
Total assets	$4,081.1	$4,368.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$305.5	$502.2
Trade accounts payable	340.4	361.6
Current operating lease liabilities	12.2	14.3
Accrued expenses and other current liabilities	381.9	410.4
Total current liabilities	1,040.0	1,288.5
Long-term operating lease liabilities	19.3	24.8
Long-term debt	1,595.5	1,594.2
Other long-term liabilities	210.3	210.1
Total liabilities	2,865.1	3,117.6
Commitments and Contingencies (Note 10)
Equity:
Preferred stock, 15.0 million shares authorized; no par value; no shares issued and outstanding	—	—
Common stock, 2.0 billion shares authorized; $0.0001 par value; 173.6 million and 173.0 million shares issued, and 134.0 million and 142.2 million outstanding as of October 2, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost, 39.6 million and 30.8 million shares as of October 2, 2026 and December 31, 2025, respectively	(1,212.4)	(929.8)
Additional paid-in capital	133.6	111.7
Retained earnings	2,140.8	1,930.5
Accumulated other comprehensive income	148.4	131.8
Total Vontier stockholders’ equity	1,210.4	1,244.2
Noncontrolling interests	5.6	7.0
Total equity	1,216.0	1,251.2
Total liabilities and equity	$4,081.1	$4,368.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$736.9	$752.5	$2,244.2	$2,267.1
Operating costs and expenses:
Cost of sales, excluding amortization of acquisition-related intangible assets	(386.1)	(396.4)	(1,176.1)	(1,190.4)
Selling, general and administrative expenses	(146.7)	(151.0)	(473.3)	(478.6)
Research and development expenses	(30.1)	(44.4)	(106.6)	(132.1)
Amortization of acquisition-related intangible assets	(15.6)	(18.3)	(48.3)	(57.1)
Operating profit	158.4	142.4	439.9	408.9
Non-operating income (expense), net:
Interest expense, net	(15.3)	(14.8)	(45.6)	(45.5)
Gain (loss) on sale of business	0.1	3.4	(86.1)	3.4
Other non-operating (expense) income, net	(0.1)	5.0	(0.2)	1.0
Earnings before income taxes	143.1	136.0	308.0	367.8
Provision for income taxes	(44.1)	(33.2)	(87.3)	(85.2)
Net earnings	$99.0	$102.8	$220.7	$282.6

Net earnings per share:
Basic	$0.73	$0.70	$1.59	$1.91
Diluted	$0.73	$0.70	$1.58	$1.90
Weighted average shares outstanding:
Basic	135.1	146.5	138.8	147.7
Diluted	135.4	147.4	139.3	148.4

Net earnings	$99.0	$102.8	$220.7	$282.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(10.6)	(10.1)	16.8	59.9
Other adjustments	0.1	—	(0.2)	0.1
Total other comprehensive (loss) income, net of income taxes	(10.5)	(10.1)	16.6	60.0
Comprehensive income	$88.5	$92.7	$237.3	$342.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(in millions, except per share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	173.0	$—	30.8	$(929.8)	$111.7	$1,930.5	$131.8	$7.0	$1,251.2
Net earnings	—	—	—	—	—	94.3	—	—	94.3
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.5)	—	—	(3.5)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(5.3)	—	(5.3)
Stock-based compensation expense	—	—	—	—	7.5	—	—	0.2	7.7
Common stock-based award activity, net of shares for tax withholding	0.5	—	—	—	(8.1)	—	—	—	(8.1)
Purchase of treasury stock	—	—	1.8	(70.5)	—	—	—	—	(70.5)
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, April 3, 2026	173.5	$—	32.6	$(1,000.3)	$111.1	$2,021.3	$126.5	$6.9	$1,265.5
Net earnings	—	—	—	—	—	27.4	—	—	27.4
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.6)	—	—	(3.6)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	32.4	—	32.4
Stock-based compensation expense	—	—	—	—	8.7	—	—	—	8.7
Common stock-based award activity, net of shares for tax withholding	—	—	—	—	0.1	—	—	—	0.1
Purchase of treasury stock	—	—	4.4	(131.3)	—	—	—	—	(131.3)
Change in noncontrolling interests and other	—	—	—	—	0.4	—	—	(0.1)	0.3
Balance, July 3, 2026	173.5	$—	37.0	$(1,131.6)	$120.3	$2,045.1	$158.9	$6.8	$1,199.5
Net earnings	—	—	—	—	—	99.0	—	—	99.0
Dividends on common stock ($0.025 per share)	—	—	—	—	—	(3.3)	—	—	(3.3)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(10.5)	—	(10.5)
Stock-based compensation expense	—	—	—	—	11.7	—	—	—	11.7
Common stock-based award activity, net of shares for tax withholding	0.1	—	—	—	0.1	—	—	—	0.1
Purchase of treasury stock	—	—	2.6	(80.8)	—	—	—	—	(80.8)
Change in noncontrolling interests and other	—	—	—	—	1.5	—	—	(1.2)	0.3
Balance, October 2, 2026	173.6	$—	39.6	$(1,212.4)	$133.6	$2,140.8	$148.4	$5.6	$1,216.0
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
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VONTIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 2, 2026	September 26, 2025
Cash flows from operating activities:
Net earnings	$220.7	$282.6
Non-cash items:
Depreciation expense	32.0	38.5
Amortization of acquisition-related intangible assets	48.3	57.1
Stock-based compensation expense	28.1	23.3
Loss (gain) on sale of business	86.1	(3.4)
Change in deferred income taxes	6.2	30.6
Other non-cash items	3.7	7.2
Change in accounts receivable and long-term financing receivables, net	(43.3)	(27.2)
Change in other operating assets and liabilities	(76.2)	(87.8)
Net cash provided by operating activities	305.6	320.9
Cash flows from investing activities:
Proceeds from sale of business, net of cash provided	77.2	41.6
Cash paid for acquisitions, net of cash received	(42.1)	(10.3)
Payments for additions to property, plant and equipment	(63.9)	(54.6)
Proceeds from sale of property, plant and equipment	0.1	0.2
Cash paid for equity investments	(2.4)	(1.3)
Proceeds from sale of equity investments	1.0	10.0
Net cash used in investing activities	(30.1)	(14.4)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	300.0	—
Proceeds from issuance of long-term debt	128.0	83.3
Repayment of long-term debt	(628.0)	(133.3)
Net proceeds from (repayments of) short-term borrowings	3.2	(1.7)
Payments for debt issuance costs	(0.4)	(2.3)
Payments of common stock cash dividend	(10.4)	(11.1)
Purchases of treasury stock	(280.0)	(175.1)
Proceeds from stock option exercises	2.4	9.5
Other financing activities	(18.0)	(12.4)
Net cash used in financing activities	(503.2)	(243.1)
Effect of exchange rate changes on cash and cash equivalents	(6.1)	14.0
Net change in cash and cash equivalents	(233.8)	77.4
Beginning balance of cash and cash equivalents	492.2	356.4
Ending balance of cash and cash equivalents	$258.4	$433.8
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
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient when estimating expected credit losses to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. ASU 2025-05 is effective for the Company’s interim and annual financial statements for the year ending December 31, 2026. ASU 2025-05 was adopted prospectively and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure of certain expense categories that are included within relevant income statement expense captions. ASU 2024-03 is effective for the Company’s annual financial statements for the year ending December 31, 2027, and for its interim financial statements beginning with the first fiscal quarter of the year ending December 31, 2028, with early adoption permitted. ASU 2024-03 may be applied either prospectively or retrospectively. The Company expects to adopt ASU 2024-03 beginning with its annual financial statements for the year ending December 31, 2027 on a prospective basis. The Company continues to assess the impact ASU 2024-03 will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends when an entity begins capitalizing eligible software costs by removing references to project stages. Under ASU 2025-06, an entity will begin capitalizing software costs when management has authorized and committed to funding the software project and the software project has met the probable-to-complete recognition threshold. ASU 2025-06 is effective for the Company’s interim and annual financial statements for the year ending December 31, 2028, with early adoption permitted. ASU 2025-06 may be applied prospectively, retrospectively or using a modified transition approach based on the status of the software project at adoption. The Company is currently assessing the impact ASU 2025-06 will have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements resulting in a comprehensive list of interim disclosures that are required by GAAP, and includes a disclosure principle that requires the disclosure of events since the end of the last annual reporting period that have a material impact on the Company. ASU 2025-11 is effective for the Company’s interim financial statements beginning with the first fiscal quarter of the year ending December 31, 2028, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively. The Company is currently assessing the impact ASU 2025-11 will have on its consolidated financial statements.
NOTE 2. ACQUISITIONS
On July 31, 2026, the Company acquired all of the outstanding equity interests of EKOS, Inc. (“EKOS”) for consideration with an estimated fair value of $63.4 million, net of cash received, consisting of $43.1 million of cash and contingent consideration initially measured at $20.3 million, which could reach up to $36.0 million if certain annual recurring revenue targets are achieved. EKOS, which is based in the United States, is a provider of cloud-connected fleet, fuel and electric vehicle management software. The acquisition allows the Company to integrate EKOS’ software solutions into the Company’s existing hardware solutions for commercial fleet customers.
The acquisition of EKOS was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The preliminary purchase price allocation includes: (i) $23.0 million to definite-lived intangible assets consisting of developed technology, customer relationships and a trade name with a weighted average amortization period of approximately eight years and (ii) $41.9 million to goodwill. The goodwill is attributable to the workforce of the acquired business, future market opportunities and the expected synergies with the Company’s existing operations. The majority of the goodwill derived from this acquisition is deductible for tax purposes.
The Company has not disclosed post-acquisition or pro forma revenue and earnings attributable to EKOS as it did not have a material effect on the Company’s results. Acquisition-related costs related to EKOS were not material. EKOS is presented in the Company’s Mobility Technologies segment.
The purchase price allocation has not been finalized for EKOS as the analysis of the assets acquired and liabilities assumed has not been completed. The procedures to finalize may result in further adjustments to the Company’s purchase accounting that could result in additional measurement period adjustments, which could have a material effect on the consolidated financial statements. The accounting for the acquisition will be completed no later than one year from the acquisition date, in accordance with GAAP.

Intangible assets were valued using either a relief from royalty method or multi-period excess earnings method while the contingent consideration was valued using a Monte Carlo pricing model. To determine the preliminary fair value of the acquired intangible assets and contingent consideration, the Company utilized unobservable inputs (Level 3 in the fair value hierarchy) which required judgments and estimates about future results such as revenues, margin, net working capital and other valuation assumptions such as useful lives, royalty rates, attrition rates and discount rates. The assumptions used are forward-looking and could be affected by future economic and market conditions.

NOTE 3. FINANCING AND TRADE RECEIVABLES
Financing receivables are primarily comprised of commercial purchase security agreements originated between the Company’s franchisees and technicians or independent shop owners that are assumed by the Company (“PSAs”) and commercial loans to the Company’s franchisees (“Franchisee Notes”) in the Repair Solutions segment. The Company also has financing receivables in its Environmental & Fueling Solutions and Mobility Technologies segments which totaled $24.7 million and $20.1 million as of October 2, 2026 and December 31, 2025, respectively.
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
Revenues associated with the Company’s interest income related to financing receivables are recognized to approximate a constant effective yield over the contract term. Accrued interest is included in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets and was insignificant as of October 2, 2026 and December 31, 2025.
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
The components of financing receivables with payments due in less than twelve months that are presented in Accounts receivable, less allowance for credit losses on the Consolidated Condensed Balance Sheets were as follows:

($ in millions)	October 2, 2026	December 31, 2025
Gross current financing receivables:
PSAs	$94.3	$97.6
Franchisee Notes	35.9	31.5
Current financing receivables, gross	130.2	129.1

Allowance for credit losses:
PSAs	12.1	10.5
Franchisee Notes	10.1	9.0
Total allowance for credit losses	22.2	19.5

Net current financing receivables:
PSAs, net	82.2	87.1
Franchisee Notes, net	25.8	22.5
Total current financing receivables, net	$108.0	$109.6

The components of Long-term financing receivables, less allowance for credit losses, which consists of financing receivables with payments due beyond one year, were as follows:

($ in millions)	October 2, 2026	December 31, 2025
Gross long-term financing receivables:
PSAs	$229.1	$241.3
Franchisee Notes	59.7	60.9
Long-term financing receivables, gross	288.8	302.2

Allowance for credit losses:
PSAs	24.3	26.6
Franchisee Notes	5.3	5.1
Total allowance for credit losses	29.6	31.7

Net long-term financing receivables:
PSAs, net	204.8	214.7
Franchisee Notes, net	54.4	55.8
Total long-term financing receivables, net	$259.2	$270.5

As of October 2, 2026 and December 31, 2025, the net unamortized discount on our financing receivables was $18.5 million and $18.9 million, respectively.
During the nine months ended October 2, 2026, the Company began using internal risk ratings to assess the credit quality of its PSAs financing receivables portfolio. The internal risk rating is determined at the time of origination based on the overall creditworthiness of the borrower, with an “A” rating representing the highest credit quality.
Internal risk rating and distributor tenure are the primary indicators of credit quality for the Company’s financing receivables. The amortized cost basis and current period gross write-offs of PSAs and Franchisee Notes by origination year as of and for the nine months ended October 2, 2026, is as follows:

($ in millions)	2026	2025	2024	2023	2022	Prior	Total
PSAs
Internal Risk Rating:
A	$63.9	$49.3	$30.2	$13.9	$3.6	$0.5	$161.4
B	34.8	30.8	20.9	9.6	2.6	0.7	99.4
C	18.0	14.0	9.8	4.1	1.3	0.3	47.5
D	7.2	3.8	1.8	1.6	0.5	0.2	15.1
Total PSAs	$123.9	$97.9	$62.7	$29.2	$8.0	$1.7	$323.4

Franchisee Notes
Active distributors	$22.9	$17.9	$11.3	$6.7	$3.6	$5.4	$67.8
Separated distributors	0.1	2.1	3.2	6.8	4.7	10.9	27.8
Total Franchisee Notes	$23.0	$20.0	$14.5	$13.5	$8.3	$16.3	$95.6

Current Period Gross Write-offs
PSAs	$0.3	$10.4	$10.7	$6.5	$2.4	$1.3	$31.6
Franchisee Notes	—	—	0.8	0.7	1.4	1.7	4.6
Total current period gross write-offs	$0.3	$10.4	$11.5	$7.2	$3.8	$3.0	$36.2

Past Due
PSAs are considered past due when a contractual payment has not been made. If a customer is making payments on its account, interest will continue to accrue. The table below sets forth the aging of the Company’s PSA balances as of:

($ in millions)	30-59 days past due	60-90 days past due	Greater than 90 days past due	Total past due	Total not considered past due	Total	Greater than 90 days past due and accruing interest
October 2, 2026	$2.8	$1.6	$6.7	$11.1	$312.3	$323.4	$6.7
December 31, 2025	3.6	2.0	7.7	13.3	325.6	338.9	7.7
Franchisee Notes are considered past due when payments have not been made for 21 days after the due date. Past due Franchisee Notes (where the franchisee had not yet separated) were insignificant as of October 2, 2026 and December 31, 2025.
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
The following is a rollforward of the PSAs and Franchisee Notes components of the Company’s allowance for credit losses related to financing receivables as of:

	October 2, 2026
($ in millions)	PSAs	Franchisee Notes	Total
Allowance for credit losses, beginning of year	$37.1	$14.1	$51.2
Provision for credit losses	27.5	5.6	33.1
Write-offs	(31.6)	(4.6)	(36.2)
Recoveries of amounts previously charged off	3.4	0.3	3.7
Allowance for credit losses, end of period	$36.4	$15.4	$51.8

Allowance for Credit Losses Related to Trade Accounts Receivables
The following is a rollforward of the allowance for credit losses related to the Company’s trade accounts receivables, excluding financing receivables, and the Company’s trade accounts receivable cost basis as of:

($ in millions)	October 2, 2026
Cost basis of trade accounts receivable	$449.8

Allowance for credit losses balance, beginning of year	14.1
Provision for credit losses	3.7
Write-offs	(4.5)
Sale of business	(3.2)
Foreign currency and other	(0.8)
Allowance for credit losses balance, end of period	9.3
Net trade accounts receivable balance	$440.5
NOTE 4. INVENTORIES
The classes of inventory as of October 2, 2026 and December 31, 2025 are summarized as follows:

($ in millions)	October 2, 2026	December 31, 2025
Finished goods	$125.8	$147.0
Work in process	26.8	25.7
Raw materials	181.1	153.8
Total	$333.7	$326.5
NOTE 5. FINANCING
The Company had the following debt outstanding as of:

($ in millions)	October 2, 2026	December 31, 2025
Short-term borrowings:
364-day Term Loan due 2027(a)	$299.8	$—
Short-term borrowings and bank overdrafts	5.7	2.4
Total short-term borrowings	$305.5	$2.4

Long-term debt:
Three-Year Term Loans due 2028	$500.0	$500.0
1.800% senior unsecured notes due 2026	—	500.0
2.400% senior unsecured notes due 2028	500.0	500.0
2.950% senior unsecured notes due 2031	600.0	600.0
Revolving Credit Facility due 2030	—	—
Total long-term debt	1,600.0	2,100.0
Less: current portion of long-term debt	—	(499.8)
Less: discounts and debt issuance costs	(4.5)	(6.0)
Total long-term debt, net	$1,595.5	$1,594.2
(a) The 364-day Term Loan due 2027 is presented net of unamortized debt issuance costs.
The Company’s long-term debt requires, among others, that the Company maintains certain financial covenants, and the Company was in compliance with all of these covenants as of October 2, 2026.

Credit Facilities
Revolving Credit Facility
The Revolving Credit Facility bears interest at a variable rate equal to SOFR plus a ratings-based margin. During the three and nine months ended October 2, 2026, the Company borrowed and repaid $58.0 million and $128.0 million, respectively, under the Revolving Credit Facility. As of October 2, 2026, there were no borrowings outstanding and $750.0 million of available borrowing capacity under the Revolving Credit Facility.

364-day Term Loan Due 2027
On March 31, 2026, the Company entered into a 364-day Term Loan Agreement (the “364-day Term Loan due 2027”). The Company utilized the $300.0 million of proceeds from the 364-day Term Loan due 2027 to partially fund the repayment of the senior notes due 2026, as further discussed below.
The 364-day Term Loan due 2027, which matures on March 30, 2027, bears interest at a variable rate equal to SOFR plus a ratings-based margin which was 95.0 basis points as of October 2, 2026. The interest rate was 4.80% per annum as of October 2, 2026. There was no material difference between the carrying value and the estimated fair value of the debt outstanding as of October 2, 2026.

Three-Year Term Loans Due 2028
The Three-Year Term Loans Due 2028 (together with the 364-day Term Loan due 2027, the “Term Loans”), which mature on February 12, 2028, bear interest at a variable rate equal to SOFR plus a ratings-based margin which was 112.5 basis points as of October 2, 2026. The interest rate was 4.95% per annum as of October 2, 2026. There was no material difference between the carrying value and the estimated fair value of the debt outstanding as of October 2, 2026.
Senior Unsecured Notes
On April 1, 2026, the Company repaid the $500.0 million senior notes due April 1, 2026, with $300.0 million from proceeds from the 364-day Term Loan due 2027 and $200.0 million cash on hand. As of October 2, 2026, the Company’s senior unsecured notes (collectively, the “Registered Notes”) consist of the following:
•$500.0 million aggregate principal amount of senior notes due April 1, 2028 bearing interest at the rate of 2.400% per year; and
•$600.0 million aggregate principal amount of senior notes due April 1, 2031 bearing interest at the rate of 2.950% per year.
The estimated fair value of the Registered Notes was $1.0 billion as of October 2, 2026. The fair value of the Registered Notes was determined based upon Level 2 inputs including indicative prices based upon observable market data. The difference between the fair value and the carrying amounts of the Registered Notes may be attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing.
Short-term Borrowings
As of October 2, 2026, certain of the Company’s businesses were in a cash overdraft position, and such overdrafts are included in Short-term borrowings and current portion of long-term debt on the Consolidated Condensed Balance Sheets. Additionally, the Company has other short-term borrowing arrangements with various banks to facilitate short-term cash flow requirements in certain countries also included in Short-term borrowings and current portion of long-term debt on the Consolidated Condensed Balance Sheets. Given the nature of the short-term borrowings, the carrying value approximates fair value as of October 2, 2026.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments(c)	Other Adjustments (b)		Total
For the Three Months Ended October 2, 2026:
Balance, July 3, 2026	$160.1	$(1.2)		$158.9
Other comprehensive loss before reclassifications, net of income taxes	(10.6)	—		(10.6)
Amounts reclassified from accumulated other comprehensive income:
Increase	—	0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	0.1		0.1
Net current period other comprehensive (loss) income, net of income taxes	(10.6)	0.1		(10.5)
Balance, October 2, 2026	$149.5	$(1.1)		$148.4

For the Three Months Ended September 26, 2025:
Balance, June 27, 2025	$126.9	$(0.8)		$126.1
Other comprehensive loss before reclassifications, net of income taxes	(10.1)	—		(10.1)
Net current period other comprehensive loss, net of income taxes	(10.1)	—		(10.1)
Balance, September 26, 2025	$116.8	$(0.8)		$116.0

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) The income tax impact of foreign currency translation adjustments was not significant for the periods presented.

The changes in Accumulated other comprehensive income by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments(c)		Other Adjustments (b)		Total
For the Nine Months Ended October 2, 2026:
Balance, December 31, 2025	$132.7		$(0.9)		$131.8
Other comprehensive income (loss) before reclassifications, net of income taxes	40.8		(0.6)		40.2
Amounts reclassified from accumulated other comprehensive income:
Sale of business	(24.0)	(d)	—		(24.0)
Increase	—		0.5	(a)	0.5
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	(24.0)		0.4		(23.6)
Net current period other comprehensive income (loss), net of income taxes	16.8		(0.2)		16.6
Balance, October 2, 2026	$149.5		$(1.1)		$148.4

For the Nine Months Ended September 26, 2025:
Balance, December 31, 2024	$56.9		$(0.9)		$56.0
Other comprehensive income before reclassifications, net of income taxes	59.9		—		59.9
Amounts reclassified from accumulated other comprehensive income:
Increase	—		0.1	(a)	0.1
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—		0.1		0.1
Net current period other comprehensive income, net of income taxes	59.9		0.1		60.0
Balance, September 26, 2025	$116.8		$(0.8)		$116.0

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension cost.
(b) Includes balances relating to defined benefit plans and supplemental executive retirement plans.
(c) The income tax impact of foreign currency translation adjustments was not significant for the periods presented.
(d) Reclassified to Gain (loss) on sale of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income.
NOTE 7. SALES
Contract Assets
In certain circumstances, contract assets are recorded which include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $9.5 million and $9.8 million as of October 2, 2026 and December 31, 2025, respectively, and are included in Prepaid expenses and other current assets in the accompanying Consolidated Condensed Balance Sheets.
Contract Costs
The Company incurs direct incremental costs to obtain and fulfill certain contracts, typically costs associated with assets used by our customers in certain sales arrangements and sales-related commissions. As of October 2, 2026 and December 31, 2025, the Company had $3.1 million and $106.6 million, respectively, in revenue-related capitalized contract costs primarily related to assets used by the Company’s customers in certain software contracts, which are recorded in Prepaid expenses and other current assets, for the current portion, and Other assets, for the noncurrent portion, in the accompanying Consolidated Condensed Balance Sheets. The change in contract costs from December 31, 2025 to October 2, 2026 was primarily due to the sale of a business.

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
The Company’s contract liabilities consisted of the following:

($ in millions)	October 2, 2026	December 31, 2025
Deferred revenue, current	$70.8	$102.3
Deferred revenue, noncurrent	45.0	57.8
Total contract liabilities	$115.8	$160.1
During the three and nine months ended October 2, 2026, the Company recognized $9.5 million and $59.0 million of revenue related to the Company’s contract liabilities at December 31, 2025, respectively. The change in contract liabilities from December 31, 2025 to October 2, 2026 was primarily due to the sale of a business, timing of cash receipts and sales of PCS and extended warranty services.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations which are unsatisfied as of the end of the period. The Company has excluded performance obligations with an original expected duration of one year or less and amounts for variable consideration allocated to wholly-unsatisfied performance obligations. Remaining performance obligations as of October 2, 2026 were $278.9 million, the majority of which are related to software-as-a-service and extended warranty and service contracts. The Company expects approximately 50 percent of the remaining performance obligations will be fulfilled within the next two years, 70 percent within the next three years, and 80 percent within four years.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by sales of products and services and geographic location for each of the Company’s reportable segments, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Disaggregation of revenue was as follows for the three months ended October 2, 2026:

($ in millions)	Environmental & Fueling Solutions	Mobility Technologies	Repair Solutions	Eliminations	Total
Sales:
Sales of products	$360.8	$164.3	$139.6	$—	$664.7
Sales of services	28.1	43.4	0.7	—	72.2
Intersegment sales	—	25.9	—	(25.9)	—
Total	$388.9	$233.6	$140.3	$(25.9)	$736.9

Geographic:
North America (a)	$272.5	$158.6	$140.3	$—	$571.4
Europe, Middle East and Africa	58.4	31.2	—	—	89.6
Asia Pacific	41.0	13.8	—	—	54.8
Latin America	17.0	4.1	—	—	21.1
Intersegment sales	—	25.9	—	(25.9)	—
Total	$388.9	$233.6	$140.3	$(25.9)	$736.9
(a) Includes total sales in the United States of $543.4 million.

Disaggregation of revenue was as follows for the three months ended September 26, 2025:

($ in millions)	Environmental & Fueling Solutions	Mobility Technologies	Repair Solutions	Eliminations	Total
Sales:
Sales of products	$319.5	$216.7	$141.0	$—	$677.2
Sales of services	38.3	36.4	0.6	—	75.3
Intersegment sales	—	17.5	—	(17.5)	—
Total	$357.8	$270.6	$141.6	$(17.5)	$752.5

Geographic:
North America (a)	$229.7	$170.9	$141.6	$—	$542.2
Europe, Middle East and Africa	63.0	47.7	—	—	110.7
Asia Pacific	46.6	29.3	—	—	75.9
Latin America	18.5	5.2	—	—	23.7
Intersegment sales	—	17.5	—	(17.5)	—
Total	$357.8	$270.6	$141.6	$(17.5)	$752.5
(a) Includes total sales in the United States of $527.5 million.
Disaggregation of revenue was as follows for the nine months ended October 2, 2026:

($ in millions)	Environmental & Fueling Solutions	Mobility Technologies	Repair Solutions	Eliminations	Total
Sales:
Sales of products	$1,013.1	$578.8	$439.7	$—	$2,031.6
Sales of services	86.8	123.5	2.3	—	212.6
Intersegment sales	—	63.5	—	(63.5)	—
Total	$1,099.9	$765.8	$442.0	$(63.5)	$2,244.2

Geographic:
North America (a)	$739.1	$481.1	$442.0	$—	$1,662.2
Europe, Middle East and Africa	178.7	122.6	—	—	301.3
Asia Pacific	123.0	83.9	—	—	206.9
Latin America	59.1	14.7	—	—	73.8
Intersegment sales	—	63.5	—	(63.5)	—
Total	$1,099.9	$765.8	$442.0	$(63.5)	$2,244.2
(a) Includes total sales in the United States of $1,586.1 million.

Disaggregation of revenue was as follows for the nine months ended September 26, 2025:

($ in millions)	Environmental & Fueling Solutions	Mobility Technologies	Repair Solutions	Eliminations	Total
Sales:
Sales of products	$934.4	$642.8	$443.8	$—	$2,021.0
Sales of services	114.8	129.7	1.6	—	246.1
Intersegment sales	—	48.8	—	(48.8)	—
Total	$1,049.2	$821.3	$445.4	$(48.8)	$2,267.1

Geographic:
North America (a)	$657.8	$486.7	$445.4	$—	$1,589.9
Europe, Middle East and Africa	193.6	188.5	—	—	382.1
Asia Pacific	141.9	83.1	—	—	225.0
Latin America	55.9	14.2	—	—	70.1
Intersegment sales	—	48.8	—	(48.8)	—
Total	$1,049.2	$821.3	$445.4	$(48.8)	$2,267.1
(a) Includes total sales in the United States of $1,542.9 million.
NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended October 2, 2026 was 30.8% and 28.3% as compared to 24.4% and 23.2% for the three and nine months ended September 26, 2025. The increase in the effective tax rate for the three and nine months ended October 2, 2026 as compared to the comparable period in the prior year was primarily due to unfavorable tax impacts related to business reorganizations and divestitures and return-to-provision adjustments, partially offset by increased tax credits in both periods and favorable changes in uncertain tax positions for the nine-month period.

The Company’s effective tax rate for the three and nine months ended October 2, 2026 differs from the U.S. federal statutory rate of 21% primarily due to state taxes, non-U.S. income taxed at different rates than the U.S. federal statutory rate, business reorganizations and divestitures, tax credits, uncertain tax positions, and return-to-provision adjustments for the nine-month period. The Company’s effective tax rate for the three and nine months ended September 26, 2025 differs from the U.S. federal statutory rate of 21% primarily due to the effect of state taxes, non-U.S. income taxed at different rates than the U.S. federal statutory rate, foreign derived intangible income, and tax credits.
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

The Company’s CODM does not review any information regarding total assets on a segment basis.
Segment results for the three months ended October 2, 2026 were as follows:

($ in millions)	Environmental & Fueling Solutions	Mobility Technologies	Repair Solutions	Eliminations	Total
Sales of products and services (a)	$388.9	$207.7	$140.3	$—	$736.9
Intersegment sales	—	25.9	—	(25.9)	—
Total sales	388.9	233.6	140.3	(25.9)	736.9
Operating costs and expenses:
Other segment items	(266.1)	(173.2)	(113.5)	25.9	(526.9)
Segment operating profit	$122.8	$60.4	$26.8	$—	$210.0
(a) Repair Solutions includes interest income related to financing receivables of $16.5 million.
Segment results for the three months ended September 26, 2025 were as follows:

($ in millions)	Environmental & Fueling Solutions	Mobility Technologies	Repair Solutions	Eliminations	Total
Sales of products and services(a)	$357.8	$253.1	$141.6	$—	$752.5
Intersegment sales	—	17.5	—	(17.5)	—
Total sales	357.8	270.6	141.6	(17.5)	752.5
Operating costs and expenses:
Other segment items	(253.4)	(220.5)	(112.0)	17.5	(568.4)
Segment operating profit	$104.4	$50.1	$29.6	$—	$184.1
(a) Repair Solutions includes interest income related to financing receivables of $18.6 million.
Segment results for the nine months ended October 2, 2026 were as follows:

($ in millions)	Environmental & Fueling Solutions	Mobility Technologies	Repair Solutions	Eliminations	Total
Sales of products and services (a)	$1,099.9	$702.3	$442.0	$—	$2,244.2
Intersegment sales	—	63.5	—	(63.5)	—
Total sales	1,099.9	765.8	442.0	(63.5)	2,244.2
Operating costs and expenses:
Other segment items	(759.6)	(605.4)	(356.5)	63.5	(1,658.0)
Segment operating profit	$340.3	$160.4	$85.5	$—	$586.2
(a) Repair Solutions includes interest income related to financing receivables of $51.2 million.
Segment results for the nine months ended September 26, 2025 were as follows:

($ in millions)	Environmental & Fueling Solutions	Mobility Technologies	Repair Solutions	Eliminations	Total
Sales of products and services(a)	$1,049.2	$772.5	$445.4	$—	$2,267.1
Intersegment sales	—	48.8	—	(48.8)	—
Total sales	1,049.2	821.3	445.4	(48.8)	2,267.1
Operating costs and expenses:
Other segment items	(741.6)	(665.8)	(351.2)	48.8	(1,709.8)
Segment operating profit	$307.6	$155.5	$94.2	$—	$557.3
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
•Repair Solutions: Cost of sales, excluding amortization of acquisition-related intangible assets, selling, general and administrative expenses, research and development expenses and the Repair Solutions Capital Charge. The Repair Solutions Capital Charge was $10.5 million, $10.7 million, $31.8 million and $32.4 million for the three and nine months ended October 2, 2026 and September 26, 2025, respectively.
Other segment items does not include unallocated corporate costs and other operating costs not allocated to the reportable segments as part of the CODM’s assessment of reportable segment operating performance, as further discussed above.
A reconciliation of segment operating profit to earnings before income taxes for the three and nine months ended October 2, 2026 and September 26, 2025 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Segment operating profit	$210.0	$184.1	$586.2	$557.3
Corporate & other unallocated costs:
Amortization of acquisition-related intangible assets	(15.6)	(18.3)	(48.3)	(57.1)
Stock-based compensation expense	(11.7)	(7.2)	(28.1)	(23.3)
Restructuring and other related charges	(8.6)	(1.1)	(17.9)	(8.0)
Other unallocated (expense) income	(1.2)	0.5	(2.5)	(12.7)
Corporate costs	(25.0)	(26.3)	(81.3)	(79.7)
Repair Solutions Capital Charge	10.5	10.7	31.8	32.4
Total corporate & other unallocated costs	(51.6)	(41.7)	(146.3)	(148.4)
Operating profit	158.4	142.4	439.9	408.9
Interest expense, net	(15.3)	(14.8)	(45.6)	(45.5)
Gain (loss) on sale of business	0.1	3.4	(86.1)	3.4
Other non-operating (expense) income, net	(0.1)	5.0	(0.2)	1.0
Earnings before income taxes	$143.1	$136.0	$308.0	$367.8
Depreciation expense by segment for the three and nine months ended October 2, 2026 and September 26, 2025 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Environmental & Fueling Solutions	$1.9	$2.0	$7.8	$5.9
Mobility Technologies	4.1	10.0	22.4	29.9
Repair Solutions	0.4	0.5	1.3	1.8
Corporate	0.1	0.3	0.5	0.9
Total	$6.5	$12.8	$32.0	$38.5
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

The following is a rollforward of the accrued warranty liability:

($ in millions)
Balance, December 31, 2025	$38.0
Accruals for warranties issued during the period	22.8
Settlements made	(25.0)
Effect of foreign currency translation	(0.6)
Sale of business	(0.8)
Balance, October 2, 2026	$34.4
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

Gross liabilities associated with known and future expected asbestos claims and projected insurance recoveries were as follows as of:

($ in millions)	Classification	October 2, 2026	December 31, 2025
Gross liabilities
Current	Accrued expenses and other current liabilities	$28.7	$25.4
Long-term	Other long-term liabilities	75.0	78.1
Total		103.7	103.5

Projected insurance recoveries
Current	Prepaid expenses and other current assets	22.1	18.0
Long-term	Other assets	47.0	49.4
Total		$69.1	$67.4

Guarantees

As of October 2, 2026 and December 31, 2025, the Company had guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds of $77.7 million and $77.1 million, respectively. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
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

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Numerator:
Net earnings	$99.0	$102.8	$220.7	$282.6

Denominator:
Basic weighted average common shares outstanding	135.1	146.5	138.8	147.7
Effect of dilutive stock options and RSUs	0.3	0.9	0.5	0.7
Diluted weighted average common shares outstanding	135.4	147.4	139.3	148.4

Earnings per share:
Basic	$0.73	$0.70	$1.59	$1.91
Diluted	$0.73	$0.70	$1.58	$1.90

Anti-dilutive shares	1.2	0.1	1.3	0.8

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

The Company repurchased 2.6 million of the Company’s shares for $80.0 million through open market transactions at an average price per share of $31.10 during the three months ended October 2, 2026 and 8.8 million of the Company’s shares for $280.0 million through open market transactions at an average price per share of $31.81 during the nine months ended October 2, 2026. As of October 2, 2026, the Company has remaining authorization to repurchase $824.5 million of its common stock under the share repurchase program.

NOTE 12. DIVESTITURES

On June 30, 2026, the Company completed the sale of its Teletrac Navman business, receiving consideration with an estimated fair value of $208.2 million, consisting of $85.0 million in cash, seller’s notes with an estimated fair value of $99.8 million, and a retained minority interest in the Teletrac Navman business with an estimated fair value of $23.4 million. As a result of the transaction, the Company recognized a preliminary loss of $86.1 million, subject to the finalization of customary working capital adjustments, during the nine months ended October 2, 2026, which is presented in Gain (loss) on sale of business in the Consolidated Condensed Statements of Earnings and Comprehensive Income.

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

There is a transition services agreement (the “TSA”) in place between the Company and Teletrac Navman which sets forth the terms and conditions pursuant to which the Company will provide certain services to Teletrac Navman. Receipts related to the TSA were insignificant for the three and nine months ended October 2, 2026. The operations of the Teletrac Navman business, which was presented in the Company’s Mobility Technologies segment, did not meet the criteria to be presented as discontinued operations. Transactions with Teletrac Navman and its affiliates are considered related party transactions, and other than the Seller's Note due 2030, such transactions were not material for the three and nine months ended October 2, 2026.
NOTE 13. SUBSEQUENT EVENTS

During October 2026, the Company repurchased 1.2 million of the Company’s shares through open market transactions for $40.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) and our Consolidated Condensed Financial Statements as of and for the three and nine months ended October 2, 2026 included in this Form 10-Q.
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
•As of October 2, 2026, we have outstanding indebtedness of $1.9 billion and the ability to incur an additional $750.0 million of indebtedness under the Revolving Credit Facility and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
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

Outlook
We expect core sales to increase on a year-over-year basis in 2026. Our outlook is subject to various assumptions and risks, including but not limited to the impact of changes in United States and international trade policies, other changes in governmental policies or regulations, the resilience and durability of the economies of the United States and other critical regions, the condition of global supply chains, including the availability of electronic components, the impact of international conflicts, including Russia-Ukraine and conflicts in the Middle East and market conditions in key end product markets. Additional uncertainties are identified in “Information Relating to Forward-Looking Statements” above and in “Risk Factors” in our 2025 Annual Report on Form 10-K.
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
RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended				Nine Months Ended
($ in millions)	October 2, 2026	% of Sales	September 26, 2025	% of Sales	October 2, 2026	% of Sales	September 26, 2025	% of Sales
Sales	$736.9		$752.5		$2,244.2		$2,267.1
Operating costs and expenses:
Cost of sales(a)	(386.1)	52.4%	(396.4)	52.7%	(1,176.1)	52.4%	(1,190.4)	52.5%
Selling, general and administrative expenses (“SG&A”)	(146.7)	19.9%	(151.0)	20.1%	(473.3)	21.1%	(478.6)	21.1%
Research and development expenses (“R&D”)	(30.1)	4.1%	(44.4)	5.9%	(106.6)	4.8%	(132.1)	5.8%
Amortization of acquisition-related intangible assets	(15.6)	2.1%	(18.3)	2.4%	(48.3)	2.2%	(57.1)	2.5%
Operating profit	$158.4	21.5%	$142.4	18.9%	$439.9	19.6%	$408.9	18.0%
(a) Excluding amortization of acquisition-related intangible assets.

Sales
The components of our consolidated sales growth were as follows for the periods indicated:

	% Change Three Months Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	(2.1)%	(1.0)%
Core sales (Non-GAAP)	5.7%	2.4%
Acquisitions and divestitures (Non-GAAP)	(7.5)%	(4.0)%
Currency exchange rates (Non-GAAP)	(0.3)%	0.6%
Sales for each of our segments were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Environmental & Fueling Solutions	$388.9	$357.8	$1,099.9	$1,049.2
Mobility Technologies(a)	233.6	270.6	765.8	821.3
Repair Solutions	140.3	141.6	442.0	445.4
Intersegment eliminations	(25.9)	(17.5)	(63.5)	(48.8)
Total	$736.9	$752.5	$2,244.2	$2,267.1
(a) Includes $25.9 million, $17.5 million, $63.5 million, and $48.8 million of intersegment sales for the three and nine months ended October 2, 2026 and September 26, 2025, respectively, that are eliminated in consolidation.
Environmental & Fueling Solutions
The components of sales growth for our Environmental & Fueling Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	8.7%	4.8%
Core sales (Non-GAAP)	13.1%	8.0%
Acquisitions and divestitures (Non-GAAP)	(4.0)%	(3.8)%
Currency exchange rates (Non-GAAP)	(0.4)%	0.6%
Total sales within our Environmental & Fueling Solutions segment increased 8.7% during the three months ended October 2, 2026, as compared to the comparable period in 2025, driven by a 13.1% increase in core sales, partially offset by a 4.0% decrease due to the impact of recently exited businesses and product lines and a 0.4% decrease due to the impact of currency translation. The increase in core sales was due to growth in dispenser systems, environmental solutions and aftermarket products.
Total sales within our Environmental & Fueling Solutions segment increased 4.8% during the nine months ended October 2, 2026, as compared to the comparable period in 2025, driven by an 8.0% increase in core sales and a 0.6% increase due to the impact of currency translation, partially offset by a 3.8% decrease due to the impact of recently exited businesses and product lines. The increase in core sales was due to growth in dispenser systems and aftermarket products.
Mobility Technologies
The components of sales growth for our Mobility Technologies segment were as follows for the periods indicated:

	% Change Three Months Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	(13.7)%	(6.8)%
Core sales (Non-GAAP)	2.2%	(1.4)%
Acquisitions and divestitures (Non-GAAP)	(15.5)%	(6.3)%
Currency exchange rates (Non-GAAP)	(0.4)%	0.9%

Total sales within our Mobility Technologies segment decreased 13.7% during the three months ended October 2, 2026, as compared to the comparable period in 2025, driven by a 15.5% decrease due to the impact of recently exited businesses and product lines, including our Teletrac Navman business, and a 0.4% decrease due to the impact of currency translation, partially offset by a 2.2% increase in core sales. The increase in core sales was due to growth in our convenience retail payment and enterprise productivity solutions.
Total sales within our Mobility Technologies segment decreased 6.8% during the nine months ended October 2, 2026 as compared to the comparable period in 2025, driven by a 6.3% decrease due to the impact of recently exited businesses and product lines, including our Teletrac Navman business, and a 1.4% decrease in core sales, partially offset by a 0.9% increase due to the impact of currency translation. The decrease in core sales was due to the timing of revenue recognition related to certain projects during the nine months ended September 26, 2025, partially offset by growth in our convenience retail payment and enterprise productivity solutions.
Repair Solutions
The components of sales growth for our Repair Solutions segment were as follows for the periods indicated:

	% Change Three Months Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	(0.9)%	(0.8)%
Core sales (Non-GAAP)	(1.0)%	(0.8)%
Acquisitions and divestitures (Non-GAAP)	—%	—%
Currency exchange rates (Non-GAAP)	0.1%	—%

Total sales and core sales within our Repair Solutions segment decreased 0.9% and 1.0%, respectively, during the three months ended October 2, 2026, as compared to the comparable period in 2025 due to a decrease in interest income related to financing receivables.

Total sales and core sales within our Repair Solutions segment decreased 0.8% during the nine months ended October 2, 2026, as compared to the comparable period in 2025 due to macroeconomic impacts on service technicians’ discretionary spending on higher-cost products.
Cost of Sales

Cost of sales, excluding amortization of acquisition-related intangible assets, decreased $10.3 million, or 2.6%, for the three months ended October 2, 2026, as compared to the comparable period in 2025, due to a decrease from the impact of the sale of our Teletrac Navman business of $22.5 million, partially offset by core sales growth in the Environmental & Fueling Solutions segment as discussed above. Cost of sales, excluding amortization of acquisition-related intangible assets, as a percentage of sales decreased 30 basis points during the same period.

Cost of sales, excluding amortization of acquisition-related intangible assets, decreased $14.3 million, or 1.2%, for the nine months ended October 2, 2026, as compared to the comparable period in 2025, due to a decrease from the impact of the sale of our Teletrac Navman business of $22.5 million and a $12.0 million benefit related to the refund of tariffs related to inventory sold in the prior year, partially offset by core sales growth in the Environmental & Fueling Solutions segment as discussed above. Cost of sales, excluding amortization of acquisition-related intangible assets, as a percentage of sales decreased 10 basis points during the same period.

Operating Costs and Other Expenses

SG&A Expenses

SG&A expenses decreased $4.3 million, or 2.8%, during the three months ended October 2, 2026, as compared to the comparable period in 2025 due to a decrease from the sale of our Teletrac Navman business of $13.9 million, partially offset by an increase in stock-based compensation expense of $4.5 million. SG&A expenses as a percentage of sales decreased 20 basis points during the same period.

SG&A expenses decreased $5.3 million, or 1.1%, during the nine months ended October 2, 2026, as compared to the comparable period in 2025 due to a decrease from the sale of our Teletrac Navman business of $13.9 million, partially offset by an increase in stock-based compensation expense of $4.8 million. SG&A expenses as a percentage of sales was flat during the same period.

R&D Expenses

R&D expenses decreased $14.3 million, or 32.2%, during the three months ended October 2, 2026, as compared to the comparable period in 2025, due to productivity and cost savings initiatives and a decrease of $3.6 million from the sale of our Teletrac Navman business. R&D expenses as a percentage of sales decreased 180 basis points during the same period.

R&D expenses decreased $25.5 million, or 19.3%, during the nine months ended October 2, 2026, as compared to the comparable period in 2025, due to productivity and cost savings initiatives. R&D expenses as a percentage of sales decreased 100 basis points during the same period.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets decreased $2.7 million, or 14.8%, during the three months ended October 2, 2026, as compared to the comparable period in 2025, due to certain intangible assets becoming fully amortized between periods. Amortization of acquisition-related intangible assets as a percentage of sales decreased 30 basis points during the same period.

Amortization of acquisition-related intangible assets decreased $8.8 million, or 15.4%, during the nine months ended October 2, 2026, as compared to the comparable period in 2025, due to certain intangible assets becoming fully amortized between periods. Amortization of acquisition-related intangible assets as a percentage of sales decreased 30 basis points during the same period.

Operating Profit
Operating profit increased $16.0 million, or 11.2%, during the three months ended October 2, 2026, as compared to the comparable period in 2025, and operating profit margins increased 260 basis points during the same period.
Operating profit increased $31.0 million, or 7.6%, during the nine months ended October 2, 2026, as compared to the comparable period in 2025, and operating profit margins increased 160 basis points during the same period.
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
Segment operating profit, operating profit and related margins were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
($ in millions)	October 2, 2026	Margin	September 26, 2025	Margin	October 2, 2026	Margin	September 26, 2025	Margin
Environmental & Fueling Solutions	$122.8	31.6%	$104.4	29.2%	$340.3	30.9%	$307.6	29.3%
Mobility Technologies	60.4	25.9	50.1	18.5	160.4	20.9	155.5	18.9
Repair Solutions	26.8	19.1	29.6	20.9	85.5	19.3	94.2	21.1
Corporate & other unallocated costs(a)	(51.6)	(7.0)	(41.7)	(5.5)	(146.3)	(6.5)	(148.4)	(6.5)
Total operating profit	$158.4	21.5%	$142.4	18.9%	$439.9	19.6%	$408.9	18.0%
(a) Margin for corporate & other unallocated costs is presented as a percentage of total sales. Refer to further discussion of Corporate & other unallocated costs below.
Environmental & Fueling Solutions
Segment operating profit for our Environmental & Fueling Solutions segment increased $18.4 million, or 17.6%, during the three months ended October 2, 2026, as compared to the comparable period in 2025, and segment operating profit margin increased 240 basis points during the same period. The increase in segment operating profit margin was driven by savings from focus and prioritization process initiatives.

Segment operating profit for our Environmental & Fueling Solutions segment increased $32.7 million, or 10.6%, during the nine months ended October 2, 2026, as compared to the comparable period in 2025, and segment operating profit margin increased 160 basis points during the same period. The increase in segment operating profit margin was driven by the benefit from the refund of tariffs related to inventory sold in the prior year and savings from focus and prioritization process initiatives.
Mobility Technologies
Segment operating profit for our Mobility Technologies segment increased $10.3 million, or 20.6%, during the three months ended October 2, 2026, as compared to the comparable period in 2025, and segment operating profit margin increased 740 basis points during the same period. The increase in segment operating profit margin was due to savings from focus and prioritization process initiatives, including R&D productivity.
Segment operating profit for our Mobility Technologies segment increased $4.9 million, or 3.2%, during the nine months ended October 2, 2026, as compared to the comparable period in 2025, and segment operating profit margin increased 200 basis points during the same period. The increase in segment operating profit margin was due to savings from focus and prioritization process initiatives, including R&D productivity.
Repair Solutions
Segment operating profit for our Repair Solutions segment decreased $2.8 million, or 9.5%, during the three months ended October 2, 2026, as compared to the comparable period in 2025, and segment operating profit margin decreased 180 basis points during the same period. The decrease in segment operating profit margin was due to product mix and a $2.1 million decrease in interest income.
Segment operating profit for our Repair Solutions segment decreased $8.7 million, or 9.2%, during the nine months ended October 2, 2026, as compared to the comparable period in 2025, and segment operating profit margin decreased 180 basis points during the same period. The decrease in segment operating profit margin was due to product mix and a $4.3 million decrease in interest income.
Corporate & Other Unallocated Costs
Corporate & other unallocated costs consists of the following for the periods indicated:

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Amortization of acquisition-related intangible assets	$(15.6)	$(18.3)	$(48.3)	$(57.1)
Stock-based compensation expense	(11.7)	(7.2)	(28.1)	(23.3)
Restructuring and other related charges	(8.6)	(1.1)	(17.9)	(8.0)
Other unallocated (expense) income	(1.2)	0.5	(2.5)	(12.7)
Corporate costs	(25.0)	(26.3)	(81.3)	(79.7)
Repair Solutions Capital Charge	10.5	10.7	31.8	32.4
Total corporate & other unallocated costs	$(51.6)	$(41.7)	$(146.3)	$(148.4)
Corporate & other unallocated costs increased $9.9 million, or 23.7%, during the three months ended October 2, 2026, as compared to the comparable period in 2025, due to a $7.5 million increase in restructuring and other related charges from certain restructuring activities during the period and a $4.5 million increase in stock-based compensation expense, partially offset by a $2.7 million decrease in amortization of acquisition-related intangible assets from certain intangible assets becoming fully amortized between periods. Corporate & other unallocated costs as a percentage of total sales increased 150 basis points during the three months ended October 2, 2026, as compared to the comparable period in 2025.
Corporate & other unallocated costs decreased $2.1 million, or 1.4%, during the nine months ended October 2, 2026, as compared to the comparable period in 2025, due to a $10.2 million decrease in other unallocated expense from $7.0 million of asset impairments recognized during the nine months ended September 26, 2025 and an $8.8 million decrease in amortization of acquisition-related intangible assets from certain intangible assets becoming fully amortized between periods, partially offset by an increase in restructuring and other related charges of $9.9 million from certain restructuring activities during the period and an increase in stock-based compensation expense of $4.8 million. Corporate & other unallocated costs as a percentage of total sales was flat during the nine months ended October 2, 2026, as compared to the comparable period in 2025.

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
INTEREST COSTS
Interest expense, net was $15.3 million during the three months ended October 2, 2026, as compared to $14.8 million for the comparable period in 2025, an increase of $0.5 million.
Interest expense, net was $45.6 million during the nine months ended October 2, 2026, as compared to $45.5 million for the comparable period in 2025, an increase of $0.1 million.
For a discussion of our outstanding indebtedness, refer to Note 5. Financing to the Consolidated Condensed Financial Statements.
INCOME TAXES
Our effective tax rate for the three and nine months ended October 2, 2026 was 30.8% and 28.3% as compared to 24.4% and 23.2% for the three and nine months ended September 26, 2025. The increase in the effective tax rate for the three and nine months ended October 2, 2026 as compared to the comparable period in the prior year was primarily due to unfavorable tax impacts related to business reorganizations and divestitures and return-to-provision adjustments, partially offset by increased tax credits in both periods and favorable changes in uncertain tax positions for the nine-month period.
COMPREHENSIVE INCOME
Comprehensive income decreased by $4.2 million during the three months ended October 2, 2026, as compared to the comparable period in 2025. Comprehensive income for the three months ended October 2, 2026 includes unfavorable foreign currency translation adjustments of $10.6 million while comprehensive income for the three months ended September 26, 2025 includes unfavorable foreign currency translation adjustments of $10.1 million.
Comprehensive income decreased by $105.3 million during the nine months ended October 2, 2026, as compared to the comparable period in 2025. Comprehensive income for the nine months ended October 2, 2026 includes a loss on the sale of our Teletrac Navman business of $86.1 million and favorable foreign currency translation adjustments of $16.8 million while comprehensive income for the nine months ended September 26, 2025 includes favorable foreign currency translation adjustments of $59.9 million.

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. As of October 2, 2026, we held $258.4 million of cash and cash equivalents and had $750.0 million of borrowing capacity under our revolving credit facility. We generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity will be sufficient to allow us to continue to support working capital needs, capital expenditures, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, invest in existing businesses, consummate strategic acquisitions, manage our capital structure on a short and long-term basis and support other business needs or objectives. We also have purchase obligations which consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of October 2, 2026, we believe that we have sufficient liquidity to satisfy our cash needs.
Our long-term debt requires, among others, that we maintain certain financial covenants, and we were in compliance with all of these covenants as of October 2, 2026.
2026 Financing and Capital Transactions
During the nine months ended October 2, 2026, we completed the following financing and capital transactions:
•Entered into a $300.0 million 364-day Term Loan due 2027;
•Repaid the $500.0 million senior notes due April 1, 2026 using the proceeds from the 364-day Term Loan due 2027 and cash on hand;
•Repurchased 8.8 million shares for $280.0 million in the open market.
Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for more information related to our long-term indebtedness and Note 11. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for more information related to our share repurchases.
Overview of Cash Flows and Liquidity
Following is an overview of our cash flows and liquidity:

	Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025
Net cash provided by operating activities	$305.6	$320.9

Proceeds from sale of business, net of cash provided	$77.2	$41.6
Cash paid for acquisitions, net of cash received	(42.1)	(10.3)
Payments for additions to property, plant and equipment	(63.9)	(54.6)
Proceeds from sale of property, plant and equipment	0.1	0.2
Cash paid for equity investments	(2.4)	(1.3)
Proceeds from sale of equity investments	1.0	10.0
Net cash used in investing activities	$(30.1)	$(14.4)

Proceeds from issuance of short-term debt	$300.0	$—
Proceeds from issuance of long-term debt	128.0	83.3
Repayment of long-term debt	(628.0)	(133.3)
Net proceeds from (repayments of) short-term borrowings	3.2	(1.7)
Payments for debt issuance costs	(0.4)	(2.3)
Payments of common stock cash dividend	(10.4)	(11.1)
Purchases of treasury stock	(280.0)	(175.1)
Proceeds from stock option exercises	2.4	9.5
Other financing activities	(18.0)	(12.4)
Net cash used in financing activities	$(503.2)	$(243.1)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities and other items impact reported cash flows.

Cash flows from operating activities were $305.6 million during the nine months ended October 2, 2026, a decrease of $15.3 million, as compared to the comparable period in 2025. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•The aggregate of accounts receivable and long-term financing receivables used $43.3 million of operating cash flows during the nine months ended October 2, 2026 compared to using $27.2 million in the comparable period of 2025. The amount of cash flow generated from or used by accounts receivable depends upon how effectively we manage the cash conversion cycle and can be significantly impacted by the timing of collections in a period. Additionally, when we originate certain financing receivables, we assume the financing receivable by decreasing the franchisee’s trade accounts receivable. As a result, originations of certain financing receivables are non-cash transactions.
•The aggregate of other operating assets and liabilities used $76.2 million during the nine months ended October 2, 2026 compared to using $87.8 million in the comparable period of 2025. This change is due primarily to working capital needs and the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash used in investing activities was $30.1 million during the nine months ended October 2, 2026, driven by payments for additions to property, plant and equipment and cash paid for the acquisition of EKOS, partially offset by proceeds from the sale of our Teletrac Navman business. Net cash used in investing activities was $14.4 million during the nine months ended September 26, 2025, driven by payments for additions to property, plant and equipment and cash paid for the acquisition of Sergeant Sudz, partially offset by proceeds from the sale of businesses.
We made capital expenditures of $63.9 million and $54.6 million during the nine months ended October 2, 2026 and September 26, 2025, respectively.
Refer to Note 2. Acquisitions to the Consolidated Condensed Financial Statements for additional information on our acquisition of EKOS.
Financing Activities
Net cash used in financing activities was $503.2 million during the nine months ended October 2, 2026, driven by the repurchases of the Company’s common stock of $280.0 million and net repayment of $200.0 million of debt. Net cash used in financing activities was $243.1 million during the nine months ended September 26, 2025, driven by repurchases of the Company’s common stock of $175.1 million and the voluntary repayment of $50.0 million of the Three-Year Term Loans due 2025.

Share Repurchase Program

Refer to Note 11. Capital Stock and Earnings per Share to the Consolidated Condensed Financial Statements for a description of the Company’s share repurchase program.

Dividends

We paid regular quarterly cash dividends of $0.025 per share during the nine months ended October 2, 2026. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.
Supplemental Guarantor Financial Information

As of October 2, 2026, we had $1.1 billion in aggregate principal amount of the Registered Notes and $800.0 million in aggregate principal amount outstanding of the Term Loans. Our obligations to pay principal and interest on the Registered Notes and Term Loans are fully and unconditionally guaranteed on a joint and several basis on an unsecured, unsubordinated basis by Gilbarco Inc. and Matco Tools Corporation, two of Vontier’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Our other subsidiaries do not guarantee any such indebtedness (collectively, the “Non-Guarantor Subsidiaries”). Refer to Note 5. Financing to the Consolidated Condensed Financial Statements for additional information regarding the terms of our Registered Notes and the Term Loans.

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

Summarized Results of Operations Data ($ in millions)	Nine Months Ended October 2, 2026
Net sales (a)	$1,300.3
Operating profit (b)	432.0
Net earnings (c)	$208.9

(a) Includes intercompany sales of $42.5 million.
(b) Includes intercompany operating profit of $11.9 million.
(c) Includes intercompany pretax income of $10.1 million.

Summarized Balance Sheet Data ($ in millions)	October 2, 2026
Assets
Current assets	$573.5
Intercompany receivables	2,676.0
Noncurrent assets	995.7
Total assets	$4,245.2
Liabilities
Current liabilities	$655.0
Intercompany payables	272.3
Noncurrent liabilities	1,672.5
Total liabilities	$2,599.8
CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Company’s 2025 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2025 Annual Report on Form 10-K. There were no material changes to this information during the nine months ended October 2, 2026.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities by the Issuer
On May 19, 2026, the Company’s Board of Directors approved an increase to the Company’s previously approved share repurchase program, bringing the total amount authorized for future share repurchases to $1.0 billion. Under the share repurchase program, the Company may purchase shares of common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use prearranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Exchange Act. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The share repurchase program may be suspended or discontinued at any time and has no expiration date.
The following table sets forth our share repurchase activity for the three months ended October 2, 2026:

Period	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 4, 2026 - July 31, 2026	1.4	$29.53	1.4	$864.5
August 1, 2026 - August 28, 2026	0.7	33.17	0.7	840.5
August 29, 2026 - October 2, 2026	0.5	32.38	0.5	824.5
Total	2.6		2.6
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended October 2, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Incorporated by Reference (Unless Otherwise Indicated)

Exhibit Number	Exhibit Index	Form	File No.	Exhibit	Filing Date
22.1	List of Guarantor Subsidiaries	10-K	001-39483	22.1	February 12, 2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—		Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—		Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	—	—		Filed herewith
101.SCH	Inline XBRL Taxonomy Schema Document	—	—		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—		Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	—	—		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—		Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VONTIER CORPORATION:

Date: November 5, 2026	By:	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President, Chief Financial Officer

Date: November 5, 2026	By:	/s/ Paul V. Shimp
Paul V. Shimp
Chief Accounting Officer